Form 10-Q
period 2021-03-31
Gain Therapeutics, Inc.
filed 2021-05-10
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40237

GAIN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1726310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Hampden Lane, Suite 200
Bethesda, Maryland	37219
(Address of principal executive offices)	(Zip Code)

(301) 500-1556

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GANX	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes ☐No

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2021: Common stock: 11,876,640.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” These include, but are not limited to, statements about:

●	our ability to develop, obtain regulatory approval for and commercialize our product candidates;
●	the timing of future IND submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the outbreak of the novel strain of coronavirus disease, COVID-19, which could adversely impact our business, including our preclinical studies and any future clinical trials;
●	the potential benefits of our product candidates;
●	our ability to obtain regulatory approval to commercialize our existing or any future product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in clinical trials;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our SEE-Tx platform;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use our SEE-Tx platform;
●	our ability to identify, recruit and retain key personnel;
●	our expected use of net proceeds from our IPO and the sufficiency of such net proceeds, together with our cash and cash equivalents, to fund our operations;
●	our financial performance;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	other factors and assumptions described in this Quarterly Report on Form 10-Q.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, we caution not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

		March 31,	December 31,
		2021	2020
Assets
Current assets:
Cash and cash equivalents	(Note 3)	$46,593,604	$7,492,910
Restricted cash	(Note 3)	11,129	11,371
Accounts receivable		4,486	8,548
Prepaid expenses and other current assets	(Note 4)	774,809	257,011
Deferred offering costs		$—	$1,217,988
Total current assets		$47,384,028	$8,987,828

Non-current assets:
Property and equipment, net	(Note 5)	54,717	29,633
Operating lease - right of use assets	(Note 6)	499,017	523,080
Restricted cash	(Note 3)	31,554	—
Long-term deposits		12,008	12,152
Other non-current assets		59,740	51,665
Total non-current assets		$657,036	$616,530
Total Assets		$48,041,064	$9,604,358

Current liabilities:
Accounts payable	(Note 7)	881,753	961,516
Operating lease liability - current	(Note 6)	121,419	122,756
Other current liabilities	(Note 8)	1,096,334	767,380
Tax provision		4,526	1,070
Deferred income	(Note 8)	178,418	239,483
Loans - short term	(Note 10)	$44,287	$22,626
Total current liabilities		$2,326,737	$2,114,831

Non-current liabilities:
Defined benefit pension plan	(Note 9)	194,465	171,558
Operating lease liability - non-current	(Note 6)	377,598	400,324
Loans - long term	(Note 10)	$678,255	$715,656
Total non-current liabilities		$1,250,318	$1,287,538

Stockholders’ equity
Series A Preferred Stock, $0.0001 par value: nil and 1,185,879 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively			118
Series B Preferred Stock, $0.0001 par value: nil and 2,965,600 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively			297
Common Stock, $0.0001 par value: 11,876,460 and 7,694,642 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively		1,188	354
Additional paid-in capital		54,104,982	13,388,771
Accumulated other comprehensive loss		(156,861)	(152,698)
Accumulated deficit		(7,034,853)	(3,457,171)
Loss of the period		(2,450,447)	(3,577,682)
Total Stockholders’ equity		$44,464,009	$6,201,989
Total Liabilities and Stockholders’ equity		$48,041,064	$9,604,358

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Other income	5,269	6,673
Total revenues	$5,269	$6,673

Operating expenses:
Research and development	(1,421,509)	(417,259)
General and administrative	(1,050,675)	(101,674)
Total operating expenses	(2,472,184)	(518,933)

Loss from operations	$(2,466,915)	$(512,260)

Other income (expense):
Interest income/(expenses), net	1,408	(1,747)
Foreign exchange gain/(loss), net	18,539	(68,914)
Loss before income tax	$(2,446,968)	$(582,921)

Income tax	(3,479)	(1,347)

Net Loss	$(2,450,447)	$(584,268)

Net loss per shares:
Net loss per share attributable to common stockholders - basis and diluted	$(0.50)	$(0.29)
Weighted average common shares - basic and diluted	4,868,915	1,981,765

GAIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,450,447)	$(584,268)
Other comprehensive gain/(loss):
Defined benefit pension plan	3,315	2,497
Foreign currency translation	(7,478)	(6,070)
Comprehensive loss	$(2,454,610)	$(587,841)

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of December 31, 2020	1,185,879	118	2,965,600	297	3,543,163	354	13,388,771	(152,698)	(7,034,853)	6,201,989
Conversion of Series A Preferred Stock into Common Stock	(1,185,879)	(118)			1,185,879	118				—
Conversion of Series B Preferred Stock into Common Stock			(2,965,600)	(297)	2,965,600	297				—
Issuance of Common Stock in IPO, net of issuance costs					4,181,818	419	40,605,486			40,605,905
Stock Based Compensation							110,725			110,725
Defined pension benefit plan								3,315		3,315
Foreign currency translation								(7,478)		(7,478)
Net loss									(2,450,447)	(2,450,447)
Balance as of March 31, 2021	—	—	—	—	11,876,460	1,188	54,104,982	(156,861)	(9,485,300)	44,464,009

	Series A Preferred Stock		Common Stock				Accumulated
	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of December 31, 2019	875,006	87	1,981,765	198	3.088.193	(81,163)	(3,457,171)	(449,856)
Issuance of Series A Preferred Stock, net of issuance cost	310,873	31	—	—	1.108.066	—	—	1,108,097
Defined pension benefit plan						2,497		2,497
Foreign currency translation						(6,070)		(6,070)
Net loss							(584,268)	(584,268)
Balance as of March 31, 2020	1,185,879	118	1,981,765	198	4,196,259	(84,736)	(4,041,439)	70,400

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
	USD	USD
Operating activities:
Net loss	$(2,450,447)	$(584,268)
	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,403	2,101
Stock based compensation	110,725	—
Changes in operating assets and liabilities:
Account receivables and other currents assets	(513,738)	62,947
Other non current assets	(8,075)	-
Account payables and other current liabilities	82,927	(184,920)
Tax payable	3,456	(2,355)
Pension liability	22,907	8,085
Deferred income	(61,065)	(54,406)
Total changes in operating assets and liabilities	(473,588)	(170,649)
Net cash used in operating activities	$(2,809,907)	$(752,816)

Cash flows from investing activities:
Purchase of computers and office equipment	(28,488)	(4,897)
Net cash used in investing activities	$(28,488)	$(4,897)

Cash flow from financing activities:
Proceeds from long-term debts	—	284,598
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	1,108,097
Proceeds from issuance of common shares upon completion of initial public offering, net of offering costs	42,629,998
Payments of deferred offering costs	(639,693)
Net cash provided by financing activities	$41,990,305	$1,392,695
Effect of exchange rate changes	(19,904)	(3,573)
Net increase in cash, cash equivalents and restricted cash	$39,132,006	$631,409
Cash, cash equivalents and restricted cash at beginning of period	7,504,281	313,700
Cash, cash equivalents and restricted cash at end of period	$46,636,287	$945,109

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Gain Therapeutics, Inc. (and together with its subsidiary, the “Company”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. On July 20, 2020, the Company consummated a Corporate Reorganization pursuant to which all of the issued and outstanding common and preferred stock of GT Gain Therapeutics SA, a Swiss company formed in 2017, were exchanged for common stock or preferred stock, as applicable, of Gain Therapeutics, Inc., reflecting a 10:1 stock split. The Corporate Reorganization is accounted for as a recapitalization for accounting purposes, with GT Gain Therapeutics SA resulting in the predecessor entity. As a result of the Corporate Reorganization, GT Gain Therapeutics SA became a wholly-owned subsidiary of Gain Therapeutics, Inc. For periods and at dates prior to the Corporate Reorganization, the condensed consolidated financial statements presented were prepared based on the historical financial statements of GT Gain Therapeutics SA, adjusted to give retroactive effect to the share exchange transactions.

On March 17, 2021, the Company’s registration statement on Form S-1 relating to its Initial Public Offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 17, 2021 at the Nasdaq. In conjunction with the IPO the Company completed a reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021, based on a 1-for-0.880784 conversion factor.

The Company is a biotechnology company developing novel therapies to treat diseases caused by protein misfolding, with an initial focus on rare genetic diseases and neurological disorders. We use our licensed platform, SEE-Tx, to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. These small molecule binding sites, away from the protein’s active areas, are called allosteric sites. Targeting the allosteric binding site instead of the active binding site provides superior regulation of misfolded enzymes implicated by disease, is non-competitive with the natural substrate, provides superior drug-like properties and ultimately enhances both safety and efficacy.

Risks and uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with completion and success of preclinical studies and clinical testing, dependence on key personnel, protection of proprietary technology, compliance with applicable governmental regulations, development by competitors of new technological innovations, protection of proprietary technology and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

Going Concern

The Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s business model, typical of biotechnology companies developing new therapeutic products that have not reached a balanced income and financial position yet, features negative cash flows. This is due to the fact that, at this stage, costs must be borne in relation to services and personnel, costs are directly connected to research and development activities, and return for these activities is not certain and, in any case, it is expected in forthcoming years. Based on the accounting policies adopted, requiring full recognition of research and development costs in the statement of operations in the year they are incurred, the Company has always reported a loss since its incorporation, and expects to continue to incur significant costs for research and development in the foreseeable future. There is no certainty that the Company will become profitable in the long run.

The Company has incurred recurring losses since its inception and has primarily funded these losses through proceeds from capital contributions. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand will be sufficient to fund current planned operations and capital expenditure requirements for the foreseeable future. Accordingly, the consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements (“the interim financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying interim financial statements reflect the accounts of Gain Therapeutics, Inc., GT Gain Therapeutics SA and its branch Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim financial statements. The interim financial statements as of March 31, 2021 reflect, for all periods presented, the retroactive application of the reverse stock split that occurred in March 17, 2021. All amounts in the interim financial statements are expressed in United States Dollars (USD/$) and disclosed within these explanatory notes in United States Dollars (USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The interim financial statements  have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020.

The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s final prospectus for its initial public offering (“IPO”), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 22, 2021 (the “Prospectus”).

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of March 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s consolidated financial statements as of and for the period ended December 31,2020, have not changed.

Reverse Stock Split

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Stockholders were no entitled to fractional shares as a result of the reverse stock split. All share and per share data shown in the accompanying interim financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities (please refer to note 12 for further details).

Initial Public Offering

On March 17, 2021, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 17, 2021 and the Company issued and sold 3,636,364 common shares at a public offering price of $11.00 per share for net proceeds of $37,050 thousand after deducting underwriting discounts and commissions of $2,950 thousand and other offering expenses of approximately $2,024 thousand. Simultaneously, on March 22, 2021, the Company issued and sold 545,454 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $5,580 thousand after deducting underwriting discounts and commissions of $420 thousand. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts commissions, were $42,630 thousand. After deducting other IPO offering expenses amounting to $2,024 thousand, the net cash proceeds resulting from the IPO are $40,606 thousand, which are reflected in the statement of stockholders’ equity as Issuance of Common Stock in IPO, net of issuance costs. Upon the closing of the IPO, series A convertible preferred stock (the “Series A Preferred Stock”) and series B convertible preferred stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, are collectively referred to as the “Preferred Stock”) were converted into shares of common stock at ratio of 1-for-1 (please refer to note 12 for further details).

Foreign currency transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is the USD. The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the Consolidated Balance Sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Consolidated Statement of Operations accounts at the average exchange rates for the three months ended March 31, 2021 and 2020. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to recognition of grant funds, accrued expenses, defined benefit pension liability, warrants and stock-based compensation. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected. The COVID-19 pandemic did not have a significant impact on the Company’s estimates.

Segment information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision-maker, the Chief Executive Officer, oversees the Company’s operations and manages the business as a single operating segment, which is research and development in the pharmaceutical sector with a focus on developing novel therapeutics to treat diseases caused by protein misfolding, such as rare genetic diseases and neurological disorders. Geographically, the research and development activities are mainly performed in Switzerland and Spain. The Company does not consider these geographies to be separate segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at face value, which approximates their fair market value due to their short-term maturities.

Concentrations of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that may expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents which are deposited in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. There were nil and $1,217,988 deferred issuance costs as of March 31, 2021 and December 31, 2020.

Property and equipment

Property and equipment are stated at cost, including any accessory and direct costs that are necessary to make the assets fit for use, and adjusted by the corresponding accumulated depreciation. The depreciation rates recorded in the consolidated financial statements of operations have been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, on the basis of their estimated useful economic lives. The Company believes the above criteria to be represented by the following depreciation rates:

- Equipment & Furniture	12.5%
- Electronic office equipment:	20%
- Leasehold Improvements:	based on the terms of the lease
- Laboratory equipment:	15%

Ordinary maintenance costs are entirely attributed to the consolidated statements of operations in the year in which they are incurred. Extraordinary maintenance costs, the purpose of which is to extend the useful economic life of the asset, to technologically upgrade it and/or to increase its productivity or safety for the purposes of the economic productivity of the Company, are attributed to the asset to which they refer and depreciated on the basis of its estimated useful economic life. Amortization of leasehold improvements is computed using the straight-line method based upon the terms of the applicable lease or estimated useful life of the improvements, whichever is less.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset.

Effective January 1, 2018, we adopted Accounting Standards Codification 842, Leases (“ASC 842”) using the additional transition method option provided by ASU 2018-11. Under this transition method, we applied the new accounting guidance as of the date of adoption. Upon adoption, a cumulative effect adjustment was not required.

Subsequent to the adoption, we determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company is the lessee in a lease contact when it obtains the right to control the asset. Operating lease right of use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed on a straight-line basis over the lease term in the statement of operations. We determine the lease term by assuming the exercise of renewal options that are reasonably certain.

Impairment of long-lived assets

In accordance with ASC Topic 360-10-20, ‘‘Property, Plant and Equipment,’’ the Company performs an impairment test whenever events or circumstances indicate that the carrying value of long-lived assets with finite lives may be impaired. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted pre-tax cash flows expected to result from the use of such assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated cash flows. To date, no impairments have been identified by management as of and for all periods presented.

Patents

Patent-related costs, refer to legal fees incurred in connection with filing and prosecuting patent applications and are expensed as incurred due to uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Accrued expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time at the date of the preparation of the financial statements. There may be instances in which payments made to our vendors exceed the level of services provided, and result in a prepayment reported under other current assets, which are subsequently expenses in the statement of operations when the related activity has been performed rather than when the payment is made. To date, there have been no material differences between our estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

Pension obligations

We operate defined benefit pension plans and defined contribution pension plans in accordance with local regulations and practices. These plans are funded by regular contribution made by the employer and the employees. For defined benefit pension plans, the liability recognized in the balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plans is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in “Accumulated Other Comprehensive Income (Loss)” in the statements of equity and are charged or credited to income over the employees’ expected average remaining working lives. For defined contribution pension plans, we pay contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. We have no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expenses on an accrual basis. The measurement date used for our employee benefit plans is December 31. The funding policies of our plans are consistent with the local government and tax requirements.

Research grants

Under the terms of the research and development grants awarded (such as those awarded by the The Michael J. Fox Foundation for Parkinson’s Research (MJFF) and The Silverstein Foundation for Parkinson’s and from Innosuisse – Swiss Innovation Agency), we are entitled to receive reimbursement of our allowable direct expenses. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the statement of operations as a reduction to research and development expenses, measuring according to the time periods during which the research and development activities are carried out and related costs sustained.

Research and Development Expenses

The Company expenses all costs incurred in performing research and development activities. Research and development expenses include salaries and other related costs, materials and supplies, preclinical expenses, manufacturing expenses, contract services and other third-party expenses. As part of the process of preparing the consolidated financial statements, the Company is required to estimate accruals for research and development expenses incurred, but not yet invoiced. The Company makes estimates of the accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. In addition, there may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense, in which case such amounts are reflected as prepaid expenses and other current assets. In accruing service fees, the Company estimates the time period over which services will be performed and the costs to be recognized in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or the amount of prepaid expenses accordingly.

General and administrative expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, for personnel and consultants in the Company’s executive and finance functions. General and administrative expenses also include professional fees for legal, finance, accounting, intellectual property, auditing, tax and consulting services, travel expenses and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs not otherwise included in research and development expenses.

Income Tax

The Company account for income taxes under the liability method. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities and for operating losses and tax credit carried forward, using enacted tax rates in effect in the years in which the associated tax benefits are expected to be used. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regards to future realization of deferred tax assets. In consideration of the start-up status of the Company, a full valuation allowance has been established to offset the deferred tax assets, as the related realization is currently uncertain. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance will be reduced to the extent of such expected realization, and the corresponding amount will be recognized as income tax benefit in the Company’s consolidated statement of operations.

The Company recognizes tax liabilities from an uncertain tax position if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying consolidated financial statements.

Fair Value Measurement

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels based on their observability in the market and degree of judgment involved:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in their assessment of fair value.

Equity-based Compensation

The Company applies the fair value method of measuring equity-based compensation, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company issues stock-based awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Company has not issued any stock-based awards with performance- or market-based vesting conditions.

The related cost is recognized in the consolidated statement of operations and as additional paid in capital in the consolidated statement of shareholders’ equity in accordance with the vesting period during which the award recipients are required to provide services in exchange for the awards. Forfeitures are accounted for as they occur.

Before being a public company, given the absence of an active market for our common stock, we and the board of directors determined the estimated fair value of our equity instruments based on a number of factors, including prices paid for our convertible preferred stock, which we had sold to outside investors in arm’s-length transactions; our stage of development; the fact that the grants of stock-based awards involved illiquid securities in a private company.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Given the absence of an active public market for the Company’s common stock prior to March 19, 2021, which was the first day of trading, the Company determined the volatility and the expected term for awards granted based on an analysis of reported data for a peer group of similar biopharmaceuticals companies that issued options with substantially similar terms. We expect to continue to do so until such time as we have reliable historical data regarding the volatility of our traded stock price and expected term of exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different.

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of March 31, 2021, common stock equivalents consisted of stock options and warrants while as of December 31, 2020, common stock equivalents consisted of the Series A preferred Stock. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that we adopt as of the specified effective date. There were no new standards effective January 1, 2021 which had a significant impact on the Company’s interim financial statements.

3. Cash, cash equivalents and restricted cash

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments include money market securities with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Given their short-term maturities, their face value amount approximates the related fair market value.

The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash, cash equivalents and restricted cash are broken down as follows:

	March 31,	December 31,
	2021	2020
Cash	$968,705	$907,255
Money Market	$45,624,899	$6,585,655
Restricted cash	$42,683	$11,371

Restricted cash refers to amounts required under our Lugano offices lease agreements and deposited into a restricted bank accounts as a guarantee for expenses to be incurred in case of damage to the premises noted at the termination of the lease. The original lease expires in August 2021, and the deposit has been classified as current asset while the new office lease, for which we have already paid the deposit in advance will commence in June 2021 and expire in May 2026.

Details of the cash and cash equivalents balances as of March 31, 2021 and December 31, 2020, broken down by currency in which the funds are denominated, are reported in the following table:

	March 31,	December 31,
	2021	2020
Cash in CHF	186,652	128,074
Cash in EUR	165,994	145,726
Cash in USD	46,186,052	7,149,386

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2021	2020
Tax Credits	66,966	58,017
Prepaid and deferred expenses	66,176	198,994
Prepaid D&O Insurance	641,667	-
Total Prepaid expenses and other current assets	$774,809	$257,011

Tax credits mainly relate to value added tax (“VAT”) applicable in both Switzerland and in Spain.

Prepaid expenses refers to pre-payments made to vendors for future services. Deferred expenses mainly refer to research and collaboration agreements entered into with third parties for research projects that will be recognized as expenses throughout the research period.

Prepaid D&O insurance costs relate to insurance premium which will be recognized in the statement of operations on a monthly basis through the twelve months insurance period.

5. Property and Equipment, net

Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020
Computer	$36,480	$25,436
Furniture and fixtures	4,793	4,865
Leasehold improvements	8,846	8,889
Laboratory instruments	20,905	3,348
Total property and equipment	$71,024	$42,538
Less: accumulated depreciation	(16,307)	(12,905)
Property and equipment, net	$54,717	$29,633

Property and equipment consist of computers, furniture and fixture, lab instruments and set-up of a conference room in our Spanish office. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives.

Depreciation expense for the periods ended March 31, 2021 and 2020 was $3,403 and $2,101, respectively.

6. Operating lease. Right of use (“ROU”) assets

Our leased assets include offices in Lugano and Barcelona and a lab in Barcelona. Our current lease portfolio consists of leases with remaining terms ranging from one year to five years. These leases contain options under which we can extend the term from two to five years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably certain that we will exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants.

The breakdown of the significant components of lease accounting as of March 31, 2021 and December 31, 2020 is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	March 31,	December 31,
	2021	2020
Operating Lease
Operating lease- right of use assets	$499,017	$523,080

Operating lease liability - current	$121,419	$122,756
Operating lease liability - non current	$377,598	$400,324
Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	2.33	3.61

The components of lease expense were as follows:

	March 31,	March 31,
	2021	2020
Amortization of right of use assets	37,300	24,244
Interest of operating lease liability	924	2,332

Future minimum lease payments required under lease agreements with remaining non-cancelable lease terms are disclosed in Note. 16 Commitments.

7. Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of March 31, 2021, and December 31, 2020, accounts payable amounted to $881,753 and $961,516, respectively. All accounts payable are due in less than 12 months. Details of the vendor outstanding payables as of March 31, 2021 and December 31, 2020, broken down by currencies in which they are denominated, are reported in the following table:

	March 31,	December 31,
	2021	2020
Vendors Payables in CHF	50,293	29,423
Vendors Payables in EUR	271,132	202,223
Vendors Payables in USD	496,760	673,600

8. Other current liabilities and deferred income

Other current liabilities and deferred income consist of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Payable for social securities	$166,186	$88,334
Accrued payroll	160,734	294,469
Accrued expenses	764,220	379,270
Deposit	5,194	5,307
Other Current Liabilities	$1,096,334	$767,380
Deferred income	178,418	239,483
Other Current Liabilities and Deferred Income	$1,274,752	$1,006,863

Accrued expenses as of March 31, 2021 and December 31, 2020 amounted to $764,220 and $379,270, respectively, and refer to invoices to be received from vendors for services performed and not yet billed. The increase relates to services rendered by professional firms in conjunction with the IPO and not yet billed as of March 31, 2021.

Deferred income for the period ended March 31, 2021 and year ended December 31, 2020 amounted to $178,418 and $239,483, respectively, and refers to research grants received from The Michael J Fox Foundation for Parkinson’s Research (MJFF) and Eurostar. Deferred income will be recognized in the condensed consolidated statement of operations in accordance with the costs sustained.

9. Pension obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of March 31, 2021 and December 31, 2020, can be summarized as follows:

	March 31,	December 31,
	2021	2020
Reconciliation of funded status:
Funded status beginning of the year	(171,558)	(126,629)
Expenses	(26,132)	(44,474)
Employer contribution	—	36,264
Translation difference	(90)	(501)
Change in AOCI over the year	3,315	(36,218)
Funded status	(194,465)	(171,558)

Component of net periodic pension cost:
Services cost	23,819	36,597
Interest cost	242	947
Expected return on plan asset	(1,233)	(3,564)
Amortization of (gain)/losses	3,304	10,494
Expenses	26,132	44,474

10. Loans

In March 2020, the Company obtained a CHF 14,600 ($16,165) five-year loan. The loan has zero interest and originally was due on March 31, 2025. In 2021, the maturity has been postponed to March 31, 2028. The loan is guaranteed through joint and several sureties by the Swiss government. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus.

In August 2020, the Company obtained a CHF 638,000 ($706,377) nine-year loan. The loan has zero interest. The loan is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus.

Loans granted do not bear interest and no issuance costs have been borne. As such they have been accounted for at face value, which is deemed to approximate the related fair value.

11. Fair value measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The carrying amounts of the Company’s cash and cash equivalents, including money market funds, restricted cash and financial liabilities are considered to be representative of their respective fair values because of the short-term nature and the contractual terms of those instruments. The fair values of money market funds are based upon the quoted prices in active markets provided by the holding financial institution, which are considered Level 1 inputs in the fair value hierarchy according to ASC820.

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between levels of the fair value hierarchy.

For financial instruments represented by short-term receivables and payables, for which the present value of future cash flows does not differ significantly from the carrying value, the Company assumes that carrying value is a reasonable approximation of the fair value.

12. Common and Preferred Stock

As of March 31, 2021 and December 31, 2020, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of March 31, 2021 and December 31, 2020, 11,876,460 and 7,694,642 shares of common stock, $0.0001 par value, were issued and outstanding.

No preferred stocks were outstanding as of March 31, 2021. There were 1,346,390 (1,185,879 after the 1-for-0.880784 stock split) shares of Series A Preferred Stock, par value $ 0.0001 and 3,366,999 (2,965,000 after the 1-for-0.880784 stock split) shares of Series B Preferred Stock, par value $0.0001, issued and outstanding as of December 31, 2020.

The stock split did not result in any change of the original par value of the Company common and preferred stock.

Upon closing of the IPO, the Preferred Stock, were converted to common stock at a ratio of 1-for1.The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

13. Equity Incentive Plan

The Company’s Equity Incentive Plan, adopted by the Board in September 2020, consists of the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provides for the granting of equity-based awards to our named executive officers, other employees, consultants, and non-employee directors at a price to be determined by the Board of Directors. The 2020 Omnibus Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The maximum number of shares available to be issued under the 2020 Omnibus Plan is 1,310,000. The 2020 Omnibus Plan expires after ten years, unless terminated prior to that date by the Board of Directors. The Board of Directors is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. No option will have a term in excess of 10 years. The exercise price for a stock option awarded under the 2020 Omnibus Plan shall not be less than the fair market value of the Company’s common stock on the date of the grant.

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced from 588,000 to 517,902 and the respective exercise prices, if applicable, were proportionately increased from $2.97 to $3.38 in accordance with the terms of the agreements governing such securities.

The stock split did not impact the fair value of the stock option previously recorded and no modification accounting is required because all the three following conditions were met:  (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Years	Value
Outstanding as of December 31, 2020	488,000	2.97	9.7	—
Options outstanding after stock splits	429,822	3.38	9.7	—
Granted	88,080	3.38
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Options outstanding as of March 31, 2021	517,902	3.38	9.6	11.54

Options Outstanding				Options Exercisable
			Weighted		Weighted
		Weighted- Average Years	Average		Average
Exercise	Number	Remaining on Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$3.38	517,902	9.6	$3.38	—	—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the market price of the Company’s common stock on March 31, 2021.

As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $998,877 and is expected to be recognized over a period of approximately 4 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options as of the grant date. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. The computation of expected volatility is based on the volatility of a representative group of companies with similar characteristics, including stage of product development and life science industry focus. In estimating the expected term of an award, we use the simplified method as allowed by the SEC Staff Accounting Bulletin No. 107, Share‑Based Payment, as we do not have sufficient historical exercise data to provide a reasonable basis, and also considered relevant peer group data that we believe is a representative sample of similar companies as a comparative measure. The risk‑free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The Company’s policy is to account for forfeitures when they occur.

Because at the time option were granted there was no public market for our common stock, the Board of Directors determined the fair value of the common stock at the grant date based on prices paid for the Company’s Series B Preferred Stock, which the Company sold to outside investors in an arm’s-length transaction, pursuant to which 3,366,999 shares of Series B Preferred Stock were issued at a price per share of $2.97 and gross proceeds amounted to $9.9 million.

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted-average basis:

Volatility	80%
Expected term (years)	3
Risk-free interest rate	0.19
Expected dividend yield -

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value per share of options granted in the three-month period ended March 31, 2021 was $1.52.

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31
	2021	2020
Research and development	62,853	n/a
General and administrative	47,871	n/a
Total stock-based compensation	110,725	n/a

14. Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The other outstanding qualifying securities had no impact on the computations for the periods ended March 31, 2021 and 2020, since such instruments would have resulted in antidilutive impacts given the net losses reported for those periods.

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended March 31
	2021	2020
Series A Preferred Stock		1,185,879
Options to purchase common stock	517,902	—
Warrants to purchase common stock	237,249	—

15. Related Parties

Related Parties

Dr. Khalid Islam, the Chairman of our Board of Directors, shareholders and founder of the Company, is currently the Chairman of the board of directors of Minoryx, and therefore Minoryx is considered a related party. In December 2017, the Company entered into an exclusive worldwide, royalty-bearing, assignable, transferable license agreement with Minoryx Therapeutics SL to use and exploit Minoryx’s IP and into an exclusive worldwide, royalty-bearing, assignable, transferable sublicense agreement with Universitat de Barcelona and Institucio Catalana Recerca Estudis Avancats in order to be able to develop its business, directly or indirectly, through sub-licensing to third parties or any other way of operation. According to the Minoryx License Agreement,  the Company shall pay to Minoryx as royalties:

●	an amount equal to 8% of (i) net revenues with regard to products that would infringe (a) at least one composition of matter claim or (b) Minoryx molecules and (ii) sublicensing revenues;
●	an amount equal to 3% of net revenues with regard to products that would infringe at least (a) one method of claim or (b) Minoryx know-how.

In addition to royalties, the Company shall pay Minoryx certain milestones payments of 1.25% of any consideration received in the event of a sale of the Company or substantially all of the assets, including by merger, change of control, or reorganization.

As of March 31, 2021 and 2020, there were no receivables and payables, revenues or expenses with Minoryx.

16. Commitments

The following table summarizes our obligations as of March 31, 2021 by contractual maturity:

	Total	2021	2022	2023	2024	2025	2026 and thereafter

Lease	1,045,468	196,932	195,980	195,980	191,874	183,139	81,563
Loans	722,542	22,143	88,574	88,574	88,574	88,574	346,103
Collaboration Agreements	1,089,364	1,001,102	75,781	12,481
Total	2,857,374	1,220,177	360,335	297,035	280,448	271,713	427,666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with the section captioned “Selected Financial Data” and our financial statements and the related notes appearing at the end of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this Quarterly Report on Form 10-Q captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a development stage biotechnology company developing novel therapeutics to treat diseases caused by protein misfolding, with an initial focus on LSDs, including rare genetic diseases and neurological disorders. We use our exclusively in-licensed platform, SEE-Tx, to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites and restore protein folding, potentially treating the underlying disease. These small molecule binding sites, away from the protein’s active areas, are called allosteric sites. We believe targeting the allosteric binding site instead of the active binding site can provide a number of advantages: superior regulation of misfolded proteins implicated in disease, enhanced specificity by being non-competitive with the natural substrate and the potential for molecules with favorable drug-like properties. While the SEE-Tx platform is novel and has not been used to develop approved drugs yet, these advantages have the potential to ultimately enhance both tolerability and response.

We have already identified and filed three patent applications and one provisional patent application (such applications do not cover the Unites States) for our novel STARs, which are small molecules with the potential to treat diseases with high unmet medical need for which there are currently few or no available therapies. These diseases include Morquio B, GM1 Gangliosidosis (GM1), neuronopathic Gaucher disease, GBA1 Parkinson’s disease, Krabbe disease and Mucopolysaccharidosis type 1.

We are currently advancing the development of our STAR candidates through preclinical studies where we will continue to identify optimal lead compounds for each indication that we will advance into clinical trials. Through academic partnerships, co-development and licensing arrangements, we intend to develop a broad pipeline of therapeutics to catalyze a new approach to the treatment of diseases caused by misfolded enzymes. We expect to obtain additional preclinical data and commence IND-enabling studies for lead compound candidates beginning in 2021, at which point we will begin the process to prepare and submit investigational new drug, or IND, submissions to the FDA seeking clearance to commence clinical research.

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating LSDs and CNS indications using our in-licensed proprietary SEE-Tx technology. To date, we do not have any product candidate approved for sale and have not generated any revenue from product sales. We have primarily financed our operations through a combination of sales of our securities and research grants. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

We have incurred recurring losses and negative cash flows from operations since inception and as of March 31, 2021 and 2020, had an accumulated deficit of $9,482 thousand and $4,039 thousand, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. We will need substantial additional capital to fund our operations and to develop our product candidates.

Our operations have consisted primarily of organizing the company, securing financing, developing licensed technology, performing research and conducting preclinical studies. We face risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

We may seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect our holdings or the rights of our stockholders. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue in the future. Our current revenues are not related to our core business, but rather are residual and primarily consist of income from subleases of our office space.

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations, or CROs, and Universities, that conduct research and preclinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our Barcelona labs and Lugano office, depreciation, travel and congress expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three Months Ended
	March 31,
	2021	2020
Pre-clinical activities and outside services	999,784	167,335
Personnel expenses	432,570	232,773
Other	54,517	64,483
Research grants	(65,362)	(47,332)
Total research and development expenses	1,421,509	417,259

We recognize research and development costs as incurred and these costs are reflected in our financial statements as prepaid or accrued research and development expenses. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We anticipate that our research and development expenses will increase substantially in future periods to support progress in our research and development activities, including the commencement of the clinical trials for product candidates we are developing. These increases will likely also result from increased headcount, expanded infrastructure and increased insurance costs.

Our primary research and development focus since inception has been the development of our in-licensed and proprietary SEE-Tx platform. We are using our platform to design and develop a broad pipeline of STARs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future as we (i) increase personnel costs, including stock-based compensation, (ii) continue preclinical development of our lead compounds, (iii) initiate clinical trials for certain product candidates, (iv) continue to discover and develop additional product candidates, and (v) pursue later stages of clinical development of product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonus and other related costs, including share-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses, and other operating costs.

We anticipate that our general and administrative expenses will increase in the future, in the form of additional compensation, including salaries, benefits, incentive arrangements and share-based compensation awards, as we increase our headcount to support the expected growth and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

We expect our general and administrative costs to increase as we attract and retain additional personnel.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and foreign exchange gain or loss.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

The following table summarizes our historical results of operations for the periods indicated, together with the changes in those items in dollars.

	Three Months Ended
	March 31,
			Increase
	2021	2020	(Decrease)
Revenues:
Other income	5,269	6,673	(1,404)
Total revenues	5,269	6,673	(1,404)
Operating expenses:
Research and development	(1,421,509)	(417,259)	1,004,250
General and administrative	(1,050,675)	(101,674)	949,001
Total operating expenses	(2,472,184)	(518,933)	1,953,251
Loss from operations	(2,466,915)	(512,260)	1,954,655
Interest income (expense), net	1,408	(1,747)	3,155
Foreign exchange gain/(loss), net	18,539	(68,914)	87,453
Loss before income tax provision	(2,446,968)	(582,921)	1,864,047
Income tax provision	(3,479)	(1,347)	2,132
Net loss	(2,450,447)	(584,268)	1,866,179
Net loss per ordinary share:
Basic and diluted loss per share	(0.50)	(0.29)	0.21
Weighted-average common shares– basic and diluted	4,868,915	1,981,765

Revenues

For the three months ended March 31, 2021 and 2020 total revenues were $5,269 and $6,673 respectively and consist mainly of income from the sublease of the Lugano office space.

Research and Development Expenses

Research and development expenses increased by $1,004,250 to $1,421,509 for the three months ended March 31, 2021 from $417,259 for the three months ended March 31, 2020. The increase in research and development expenses was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations chemical synthesis, toxicology studies, in vitro ADME and model studies, and in vivo, pharmacology and pharmacokinetic studies and increases in personnel-related costs. As of March 31, 2021, and 2020, research and development expense are net of research grant of $65,362 and $47,332, respectively.

General and Administrative Expenses

General and administrative expenses increased by $949,001 to $1,050,675 for the three months ended March 31, 2021 from $101,674 for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to increases in personnel-related costs as a result of the hiring of our Chief Executive Officer, Eric Richman and our Chief Financial Officer, Sal Calabrese, increase in expenses for legal fees relating to patent and corporate matters, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or otherwise and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products or technologies, and we do not expect to generate revenue from sales of any products in the near term, if at all. We have funded our operations to date primarily through a combination of sales of our securities and research grants.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. As of March 31, 2021, we had $46,594 thousand in cash and cash equivalents and an accumulated deficit of $9,485 thousand. We had an indebtedness of $723 thousand as of March 31, 2021. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

In August 2020, our wholly-owned subsidiary, GT Gain Therapeutics SA obtained a CHF 638,000 or $706,377 nine-year loan. The loan has zero interest. The loan is due in quarterly installment of CHF 20,000 commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament to assist companies in Switzerland in view of the economic consequences of the coronavirus.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Net cash used in operating activities	2,809,907	752,816
Net cash used in investing activities	28,488	4,897
Net cash provided by financing activities	41,990,305	1,392,695
Net change in cash and cash equivalents	39,132,006	631,409

Net Cash Used in Operating Activities

During the three months ended March 31, 2021 and 2020, net cash used in operating activities was $2,810 thousand and $753 thousand, respectively, resulting from our net loss of $2,450 thousand and $584 thousand, respectively and changes in operating assets and liabilities. The increase in cash used in operating activities resulted primarily from funding our operations related to the development of our product candidates and business expansion.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021 and 2020, net cash used in investment activities was $28 thousand and $5 thousand, respectively, primarily due to purchases of computers and lab instruments.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $41,990 thousand and $1,393 thousand, respectively, consisting of net cash proceeds of $42,630 thousand from our IPO in March 2021 and payments of deferred offering cost of $640 thousand and, net cash proceeds of $1,108 thousand from our issuance of Series A Preferred Stock in February 2020 and proceeds of $285 thousand from a long term loan.

Funding Requirements

Our primary use of cash is to fund operating expenses, most significantly research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

We will need additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We believe that with our existing cash and cash equivalents, as of March 31, 2021, that include the net proceeds of $40.6 million from our IPO will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

During the period ended March 31, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b) relating to the Registration Statement.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus dated March 17, 2021 for the IPO, which was filed with the SEC on March 17, 2021 and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

JOBS Act

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in Note 2 to our financial statements, we adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) December 31, 2026, (iii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years or (iv) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2021, we had cash equivalents consisting primarily of $45,625 thousand in money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Consequently, changes in market interest rates would not have a material impact on our financial position or results of operations.

As of March 31, 2021, we had debts outstanding of CHF 653 thousand ($723 thousand), guaranteed by the Swiss Federal Authority, at a zero percent interest rate, and are therefore not exposed to interest rate risk with respect to the cost of servicing and repaying debt.

Inflation-Related Risks

We do not believe that the rate of inflation in Spain or Switzerland has had a material impact on our business to date. However, our costs in Spain and Switzerland will increase if the inflation rate in Spain or Switzerland exceeds the devaluation of the Euro or Swiss Franc against the U.S. dollar or if the timing of such devaluation lags behind inflation in either Spain or Switzerland.

Foreign Currency Exchange Risk

We have operations in Switzerland and Spain as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in CHF. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in CHF would have increased or decreased net income for the three months ended March 31, 2021 by approximately $142 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2021. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP.

In our Prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 22, 2021 we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including (i) lack of sufficient accounting and supervisory personnel and (ii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared on a timely basis. During the first quarter of 2021, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate these material weaknesses. These efforts include:

•	increase the personnel in our administration finance and control by hiring on a full-time a Senior Accountant and a Management Assistant to streamline research and development and coordination effort with the administrative organization and conducting a selection process to hire additional qualified accounting and financial planning and analysis personnel, including a Financial Planning and Analysis Manager;
•	more streamlined process in order to prepare and review financial information;
•	strengthening, formalizing, documenting accounting processes, policies and internal controls procedures and provide additional training to our accounting and financial reporting personnel;
•	engaging consultants to provide additional technical accounting expertise;
•	engaging a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;
•	implementing new technology system to automate certain processes including a purchase requisition system, expense reporting system, consolidation, budgeting and reporting and a system to track and account for stock-based awards to automate these processes.

We believe progress was made during the first quarter of 2021 to enhance and strengthen our internal control over financial reporting. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating these material weaknesses. The Company will require additional time to demonstrate the effectiveness of the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectives of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Risks Related to Our Business

Investing in our securities involves a high degree of risk. You should consider carefully the risks described below, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The risks described below are material risks currently known, expected or reasonably foreseeable by us. However, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. If any of these risks actually materialize, our business, prospects, financial condition and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We are focused on product development, and we have not generated any revenues to date. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity.

We and our prospects should be examined in light of the risks and difficulties frequently encountered by new and early-stage companies in new and rapidly evolving markets. These risks include, among other things, the speed at which we can scale up operations, our complete dependence upon development of our product candidates that currently have no market acceptance, our ability to establish and expand our brand name, our ability to expand our operations to meet the commercial demand of our clients, our development of and reliance on strategic and customer relationships and our ability to minimize fraud and other security risks.

The process of developing our product candidates requires significant preclinical, clinical and regulatory development. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical studies and clinical trials and regulatory compliance activities.

We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical studies and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of preclinical development and testing and clinical trials of our product candidates; obtaining necessary regulatory approvals from the FDA; establishing manufacturing, sales and marketing arrangements with third parties; successfully commercializing our products; establishing a favorable competitive position; and raising sufficient funds to finance our activities. Many of these factors will depend on circumstances beyond our control. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects and results of operations may be materially adversely affected.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our target enzymes, manufactured our products at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this prospectus and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and
●	potential product liability claims;

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. We do not currently have any other committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

If preclinical studies or clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our future development and commercialization goals.

We rely and expect to continue to rely on third parties, including contract research organizations, or CROs, and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical studies and clinical trials involving our product candidates. We have less control over the timing and other aspects of these preclinical studies and clinical trials than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our preclinical studies and clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. To date, we have not conducted any IND-enabling studies or GLP compliant preclinical studies. We may not be able to initiate or successfully complete those studies in the future which could delay or restrict the advancement of our programs into the clinic. Delays in preclinical studies and clinical trials could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective CROs and study sites;
●	developing a stable formulation of a product candidate;
●	manufacturing sufficient quantities of a product candidate; and
●	obtaining institutional review board (“IRB”) approval to conduct a clinical trial at a prospective site.

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

●	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

●	failure to conduct clinical trials in accordance with regulatory requirements;
●	lower than anticipated recruitment or retention rate of patients in clinical trials;
●	inspection of the clinical trial operations or study sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	lack of adequate funding to continue clinical trials;
●	negative results of clinical trials;
●	investigational drug product out-of-specification; or
●	nonclinical or clinical safety observations, including adverse events and SAEs.

If clinical trials are unsuccessful, and we are not able to obtain regulatory approvals for our product candidates under development, we will not be able to commercialize these products, and therefore may not be able to generate sufficient revenues to support our business.

The disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.

Genetically defined disorders generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, the reported incidence of infantile GM1 is approximately 1.4 in 100,000 live births and the incidence of Krabbe disease is approximately 2.6 in 100,000 births. While certain states currently have mandatory newborn genetic screening for Krabbe disease, there is no mandatory screening for GM1. Without mandatory screening, it may be difficult for us to identify a sufficient number of eligible patients to conduct our clinical trials. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Further, we expect to rely in part on relationships with clinical centers of excellence, key opinion leaders and patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

●	the severity of the disease under investigation;
●	design of the study protocol;
●	the eligibility criteria for the trial;
●	the perceived risks, benefits and convenience of administration of the product candidate being studied;
●	our efforts to facilitate timely enrollment in clinical trials;
●	the availability of other clinical trials being conducted for the same indication;
●	the patient referral practices of physicians; and
●	the proximity and availability of clinical trial sites to prospective patients.

Our inability to enroll a sufficient number of patients with these diseases for our future clinical trials would result in significant delays and could require us to not initiate or to abandon clinical trials for one or more indications altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Additionally, the reported number of people who have GM1, Krabbe disease and other indications we aim to treat, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed

Because the SEE-Tx platform remains untested and our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. None of our product candidates are currently ready for clinical trials. Our drug development methods may not lead to commercially viable drugs for any of several reasons. Also, third parties we rely on for preclinical development such as the providers of supercomputer time needed for our SEE-Tx platform and collaborators that provide us with materials and resources may fail to fulfill their obligations to us in a timely manner or at all and the development of our product candidates could be significantly delayed as a result. For example, we may fail to identify appropriate targets or compounds, our product candidates may fail to be safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. In addition, our product candidates will require significant additional development, preclinical and IND-enabling studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. In addition, we are still developing proof of concept for our product candidates in animals and positive data from animal models may not be predictive of positive human results and patients may have side effects that were not observed in animals.

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. Obtaining FDA approval is a lengthy, expensive and uncertain process. If required regulatory registrations or approvals are delayed, denied, withdrawn or if the regulatory authorities question the efficacy of our new small molecules as a treatment, such events are likely to have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

We have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials.

Our programs largely remain in the early drug discovery stage and few have progressed into initial preclinical studies that will inform future plans to conduct IND-enabling and GLP-compliant preclinical studies. We have not tested any of our product candidates in clinical trials and minimal preclinical work has been conducted to date. Success in early preclinical studies or any clinical trials we may conduct not be indicative of results obtained in later preclinical studies and clinical trials.

We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. We may not be able to demonstrate the safety and efficacy of our STAR molecules in our clinical trials. Even if our clinical trials demonstrate acceptable safety and efficacy of STAR molecules for a targeted disease, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may face similar setbacks.

The approach we are taking to discover and develop our product candidates is novel and may never lead to marketable products.

We have concentrated our efforts and research and development activities on our novel small molecules for potential treatment of rare and genetic diseases caused by protein misfolding and SEE-Tx, our target identification platform. Our future success depends on the successful development of such product candidates, including our ability to initiate and successfully complete IND-enabling and GLP-compliant preclinical studies, and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing small molecules of this type that can cross the blood-brain barrier generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their therapeutic development efforts may increase skepticism in the marketplace regarding the potential for potential therapeutics. There are currently no companies with approved drugs for these indications that have the ability to cross the blood-brain barrier.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain.

To obtain FDA approval to market a new pharmaceutical product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per study. Delays in clinical trials for our product candidates may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of stable and qualified materials under current good manufacturing practices (“cGMPs”) for use in clinical trials; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients, which is a common issue in studies for rare disorders such as the indications we are currently pursuing; modification of clinical trial protocols; changes in regulatory requirements for clinical trials; the lack of effectiveness during clinical trials; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical trials due to the investigatory authority responsible for overseeing the trial at a particular trial site; and government or regulatory delays or “clinical holds” requiring suspension or termination of the studies.

Our clinical trials may be conducted in patients with neurodegenerative diseases, and in some cases, our product candidates are expected to be used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. Any safety issues that arise with respect to our product candidates may delay or prevent clinical development.

The failure of clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates that use a similar therapeutic approach. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay our ability to obtain regulatory approvals for and commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We have limited experience as a company conducting clinical trials and may be unable to complete pivotal clinical trials for any product candidates we may develop.

We are not yet a clinical stage company and our success is dependent upon our ability to initiate and successfully complete clinical trials and obtain regulatory approval for and commercialization of our product candidates. We have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. The successful commercialization of any product candidate may require us to perform a variety of functions, including:

●	continuing to undertake preclinical development;
●	obtaining approval to commence clinical trials;
●	successfully planning and enrolling subjects in clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

We have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not successfully begun or completed any clinical trials as a company. Until recently, our operations have been limited primarily to organizing and staffing our company, acquiring, developing and securing our proprietary technology and preclinical development of our product candidates. These operations provide a limited basis to assess our ability to develop and commercialize our product candidates.

Because of this lack of experience, any future clinical trials we may conduct may not be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or contract research organizations (“CROs”). Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

In addition, we are still in the drug discovery and preclinical development stage for our product candidates and have not yet begun discussions with the FDA as to the design, structure and number of clinical trials that our product candidates would require for approval. Consequently, we may be unable to successfully and efficiently advance any candidates we select for clinical trials or execute and complete necessary GLP-compliant preclinical and IND-enabling studies in a way that leads to IND submission and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of any product candidates that we develop. Failure to commence or complete, or delays in, future planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

We are subject to extensive and costly government regulation.

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical studies and clinical trials, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of biopharmaceutical products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained the FDA’s approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and selling our products. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive, and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct clinical trials. We or our collaborators must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy, and in the case of biologics also potency and purity, for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product.

Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated medical uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

If we, our collaborators, or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

If we decide to pursue a Fast Track Designation for some of our product candidates, it may not lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

If we decide to seek Orphan Drug Designation for some of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for one or more of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as a 25% tax credit. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. If a competitor with a product that is determined by the FDA to be the same as one of our product candidates obtains marketing approval before us for the same indication we are pursuing and obtains orphan drug exclusivity, our product candidate may not be approved until the period of exclusivity ends unless we are able to demonstrate that our product candidate is clinically superior. Even after obtaining approval, we may be limited in our ability to market our product. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different principal molecular structural features can be approved for the same condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for our product candidates, we may never receive such designation.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

Following completion of clinical trials, the results are evaluated and, depending on the outcome, an NDA is submitted to the FDA to obtain the FDA’s approval of the product and authorization to commence commercial marketing. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study and other commitments or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs: six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final review by the FDA and action varies greatly but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA is approved.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates have been determined to be safe and effective, and we have not submitted an IND or an NDA to the FDA or an equivalent application to any foreign regulatory authorities for any of our product candidates.

It is possible that none of our product candidates will be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, may adversely affect the successful commercialization of any drugs or biologics that we or our partners develop, may impose additional costs on us or our collaborators, may diminish any competitive advantages that we or our partners may attain, and/or may adversely affect our receipt of revenues or royalties.

Our product candidates may cause serious adverse events (“SAEs”) or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

SAEs or undesirable side effects from our product candidates could arise either during development or, if approved, after the approved product has been marketed. The results of future clinical trials may show that our product candidates cause SAEs or undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If any of our product candidates cause SAEs or undesirable side effects or suffer from quality control issues:

●	regulatory authorities may impose a clinical hold or REMS, which could result in substantial delays, significantly increase the cost of development, and/or adversely impact our ability to continue development of the product;
●	regulatory authorities may require the addition of statements, specific warnings, or contraindications to the product label, or restrict the product’s indication to a smaller potential treatment population;
●	we may be required to change the way the product is administered or conduct additional clinical trials;
●	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
●	we may be required to limit the participants who can receive the product;
●	we may be subject to limitations on how we promote the product;
●	we may, voluntarily or involuntarily, initiate field alerts for product recall, which may result in shortages;
●	sales of the product may decrease significantly;
●	regulatory authorities may require us to take our approved product off the market;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

Even if approved, our products will be subject to extensive post-approval regulation.

Once a product is approved, numerous post-approval requirements apply. Among other things, the holder of an approved NDA is subject to periodic and other monitoring and reporting obligations by the FDA, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain the FDA’s approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals or refusal to allow us to enter into supply contracts, including government contracts.

In addition, even if we comply with the FDA’s and others’ requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw product approval.

Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.

Even if the FDA approves one or more of our product candidates, physicians and patients may not accept it or use it. Even if physicians and patients would like to use our products, our products may not gain market acceptance among healthcare payors such as managed care formularies, insurance companies or government programs such as Medicare or Medicaid. Acceptance and use of our products will depend upon a number of factors including: perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug or device product; cost-effectiveness of our product relative to competing products; availability of reimbursement for our product from government or other healthcare payors; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

●	cost-effectiveness;
●	the safety and effectiveness of our products, including any significant potential side effects (including drowsiness and dry mouth), as compared to alternative products or treatment methods;
●	the timing of market entry as compared to competitive products;
●	the rate of adoption of our products by doctors and nurses;
●	product labeling or product insert required by the FDA for each of our products;
●	reimbursement policies of government and third-party payors;
●	effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and
●	unfavorable publicity concerning our products or any similar products.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these products to find market acceptance would harm our business and could require us to seek additional financing, which may not be available,

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we are currently focusing primarily on the development of our GLB program (which includes our STARs for Morquio B and GM1) and our GBA program (which includes our STARs for nGD and GBA1+PD). As a result of this focus, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Risks Related to Our Financial Condition and Capital Requirements; Competition

We will need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations for at least the next 12 months. We anticipate using our cash and cash equivalents to fund further research and development with respect to our product candidates. We will, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	the time and expense for preclinical studies and clinical trials for our product candidates;
●	the time and costs involved in obtaining regulatory approval for our product candidates;
●	costs associated with protecting our intellectual property rights;
●	successful commercialization of our product candidates;
●	development of marketing and sales capabilities;
●	payments received under current and future collaborative agreements, if any; and
●	market acceptance of our products.

To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to commence or complete clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders.

We may not be successful in raising the additional funds needed to fund our business plan. If we are not able to raise sufficient capital in the near future, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations may be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations and travel related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing and planned research and development activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business, including our continued drug discovery efforts and preclinical studies, in the ordinary course.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

We face intense competition in the markets targeted by our product candidates. Many of our competitors have substantially greater resources than we do, and we expect that all of our product candidates under development will face intense competition from existing or future drugs.

We expect that all of our product candidates under development, if approved, will face intense competition from existing and future drugs marketed by large companies. These competitors may successfully market products that compete with our products, successfully identify product candidates or develop products earlier than we do, or develop products that are more effective, have fewer side effects or cost less than our products. See “Our Business-Competition” for additional information regarding our current competitive landscape.

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs can extend up to three and one-half years.

These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect our ability to commercialize products and achieve revenue and profits.

Competition and technological change may make our product candidates and technologies less attractive or obsolete.

We compete with established pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the same or similar indications we are pursuing and that have greater financial and other resources. Other companies may succeed in developing products earlier than us, obtaining FDA approval for products more rapidly, or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive, or result in treatments or cures superior to any therapy we develop. For example, other companies may succeed in developing a technology that addresses protein misfolding and proves to be more effective or is more readily accepted than STARs. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

We may not be able to obtain marketplace acceptance for any of our product candidates as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA. Even if our products are successfully developed and approved for use by all governing regulatory bodies, physicians and patients may not accept our products as a treatment of choice.

Furthermore, the pharmaceutical research industry is diverse, complex, and rapidly changing. By its nature, the business risks associated therewith are numerous and significant. The effects of competition, intellectual property disputes, market acceptance, and FDA regulations preclude us from forecasting revenues or income with certainty or even confidence.

Risks Related to Our Intellectual Property Rights and Regulatory Exclusivity

We rely on a license to use various technologies that are material to our business and if the agreements underlying the licenses were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

We are significantly dependent upon our license with Minoryx Therapeutics SL (the “Minoryx License”), as described in the section “Business-License Agreement with Minoryx Therapeutics, S.I.”. The Minoryx License grants us exclusive, worldwide rights to certain patents and related intellectual property. If we breach the terms of the Minoryx License, for example, by failing to comply with any material terms thereof, Minoryx may have the right to terminate the license. If we were to lose our license under this agreement, including because we are unable to maintain the license on acceptable terms, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our products and technologies.

We are currently seeking patent protection for numerous compounds and methods of treating diseases. There is no assurance that these patents will be issued, and no assurance that, if they do issue, they will prevent other companies from competing with us. Our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competing products, or will afford us a commercial advantage over competitive products. If, at some point in the future, one or more products resulting from our product candidates is approved for sale by the FDA and we do not have adequate intellectual property protection for those products, competitors could duplicate them for approval and sale in the United States without repeating the extensive testing required of us to obtain FDA approval. See “Our Business - Patents,” below.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain, maintain and protect intellectual property rights related to our product candidates. If we do not adequately maintain or protect our intellectual property, competitors may be able to use our technologies to produce and market drugs in direct competition with us and erode our competitive advantage. Furthermore, some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. For example, the legal systems in India, China and certain other developing countries do not favor the enforcement of patents and other intellectual property rights. We may not be able to prevent misappropriation of our proprietary rights and intellectual property rights in these and other countries.

In addition, the patent process is subject to numerous risks and uncertainties, and we may not be successful in protecting our products by obtaining and defending patents related to them. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide us any competitive advantage; our competitors, many of which have substantially greater resources than we and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns; and countries other than the United States may have less robust patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products using our technologies and patents.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents or proprietary technologies on products we develop. Additionally, extensive time is required for development, testing and regulatory review of a potential product. While extensions of patent terms due to regulatory delays may be available, it is possible that, before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages to us of the patent.

In addition, the PTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the innovations specifically exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated, which could deprive us of rights necessary for the successful commercialization of our product candidates.

Our success depends on our patents and patent applications that may be licensed exclusively to us and other patents and patent applications to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our product candidates by us or our licensors, or by covering the same or similar technologies. These patents, patent applications, and published literature may limit the scope of our future patent claims or adversely affect our ability to market our product candidates. We have not conducted any formal search of patents issued to third parties, and third-party patents containing claims covering our product candidates that predate our patents may exist. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our product candidates are covered by United States or foreign patents held by them.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Patent protection and other intellectual property protection is crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of present and future patents and other proceedings of our competitors. The defense and prosecution of intellectual property suits are costly and time-consuming to pursue, divert the attention of our management and scientific personnel, and their outcome is uncertain. Litigation may be necessary to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. Third parties may assert that our patents are invalid and/or unenforceable in these proceedings. Such litigation can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

Third parties may also assert that our patents are invalid in patent office administrative proceedings. These proceedings include oppositions in the European Patent Office and inter partes review and post-grant review proceedings in the PTO. The success rate of these administrative challenges to patent validity in the United States is higher than it is for validity challenges in litigation.

Interference or derivation proceedings brought before the PTO may be necessary to determine priority of inventions disclosed in our patents or patent applications. Determining whether a product infringes a patent, as well as priority of inventions and other patent-related disputes, involves complex legal and factual issues and the outcome is often uncertain. During these proceedings, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference or derivation proceeding may result in substantial costs and distraction to our management.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference or derivation proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors or securities analysts perceive these results to be negative, the price of our common stock could be adversely affected.

Also, a third party may assert that our patents are invalid or unenforceable. There are not currently any unresolved communications, allegations, complaints or threats of litigation that claim our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation or administrative proceedings could result in inadequate protection for our product candidates and/or reduce the value of any license agreements we have with third parties.

If we infringe the rights of third parties, we could be prevented from selling products or forced to pay damages and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to: obtain licenses, which may not be available on commercially reasonable terms or at all; abandon an infringing product candidate; redesign our products or processes to avoid infringement; stop using the subject matter claimed in the patents held by others; pay damages; and/or defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.

We have licensed all of the rights, assets and technology related to the SEE-Tx platform from Minoryx and we believe that they owned all of such rights prior to our license. Although, to our knowledge, no third party has asserted a claim of infringement or other claim against us, others may hold or claim to hold proprietary or other rights that could prevent our SEE-Tx platform from being developed or marketed. Any legal action against us claiming damages and seeking to enjoin commercial activities relating to our SEE-Tx platform or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market any future product candidates based upon the SEE-Tx platform. We may not prevail in any such actions and any license required under any of these patents may not be made available on commercially acceptable terms, if at all. In addition, we may not be able to redesign any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our future product candidates, which could harm our business, financial condition and operating results.

Risks Related to Third Parties and Collaborators

We intend to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs will not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s Good Clinical Practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require enrollment and participation of a sufficiently large number of patients to evaluate the effectiveness and safety of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, our clinical trials may be delayed or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are not able to control whether or not they devote sufficient time and resources to our clinical trials. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position.

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for such product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We intend to rely on third parties to manufacture the compounds used in our studies, and we intend to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

We have no manufacturing facilities, and we have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. We intend to rely on third party contract manufacturing organizations (“CMOs”) to manufacture some or all of our product candidates in future clinical trials and our products that reach commercialization. Initiation and completion of our clinical trials and commercialization of our product candidates requires the manufacture of a sufficient supply of our product candidates. If, for any reason, we become unable to rely on these third parties for the manufacture of our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical and commercial purposes, which we may not be able to do on reasonable terms or at all, or we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations.

We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to any specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers), including on account of the ongoing COVID-19 pandemic, could materially adversely affect our business, prospects, or results of operations. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of our products. Any such delays could cause our prospects to suffer significantly.

Failure by our third-party manufacturers to comply with the regulatory guidelines set forth by the FDA with respect to our product candidates could delay or prevent the completion of clinical trials, the approval of any product candidates or the commercialization of our products.

Third-party manufacturers must be inspected by the FDA for cGMP compliance before they can produce commercial products. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold due to the COVID-19 pandemic with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should the FDA determine that an inspections of manufacturing, establishments or clinical sites are necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter and several other companies have reported receiving complete response letters. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. It is unclear how long the COVID-19 pandemic will impact FDA inspection activities and whether foreign regulatory authorities may adopt similar limitations and policies.

We may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected.

Manufacturers are obligated to operate in accordance with FDA-mandated requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials, may delay or prevent filing or approval of marketing applications for our products, and may cause delays or interruptions in the availability of our products for commercial distribution following FDA approval. This could result in higher costs to us or deprive us of potential product revenues.

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the Drug Enforcement Administration, or DEA, and corresponding state and foreign agencies to ensure strict compliance with cGMP requirements and other requirements under Federal drug laws, other government regulations and corresponding foreign standards. If we or our third-party manufacturers fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure by the government to grant marketing approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

Corporate and academic collaborators may take actions to delay, prevent, or undermine the success of our products.

Our operating and financial strategy for the development, clinical testing, manufacture, and commercialization of product candidates is heavily dependent on our entering into collaborations with corporations, academic institutions, licensors, licensees, and other parties and we may not be successful in establishing such collaborations. Some of our existing collaborations are, and future collaborations may be, terminable at the sole discretion of the collaborator. Replacement collaborators might not be available on attractive terms, or at all. The activities of any collaborator will not be within our control and may not be within our power to influence. Any collaborators may not perform their obligations to our satisfaction, or at all, we may not derive any revenue or profits from such collaborations, and any collaborators may ultimately compete with us. If any collaboration is not pursued, we may require substantially greater capital to undertake development and marketing of our proposed products and may not be able to develop and market such products effectively, if at all. In addition, a lack of development and marketing collaborations may lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

We rely on third-party vendors, scientists and collaborators to provide us with significant data and other information related to our projects, clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected.

If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for our product candidates.

Our strategy for our product candidates is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidates that receive regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts.

To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the government or third-party payors, the market for our products will be limited. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. Recent proposals to change the health care system in the United States have included measures that would limit or eliminate payments for medical products and services or subject the pricing of medical treatment products to government control. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors may not reimburse sales of our products or enable our collaborators to sell them at profitable prices.

Our business strategy might involve out-licensing product candidates to or collaborating with larger firms with experience in marketing and selling pharmaceutical products. We may not be able to successfully establish marketing, sales, or distribution relationships and such relationships, if established, may not be successful. Further, we may not be successful in gaining market acceptance for our products. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues will be lower than if we marketed and sold our products directly, and any revenues we receive will depend upon the efforts of such third-parties. If we are unable to establish such third-party sales and marketing relationships, or choose not to do so, we will have to establish and rely on our own in-house capabilities.

We, as a company, have no experience in marketing or selling pharmaceutical products and currently have no sales, marketing, or distribution infrastructure. To market any of our products directly, we would need to develop a marketing, sales, and distribution force that both has technical expertise and the ability to support a distribution capability. The establishment of a marketing, sales, and distribution capability would significantly increase our costs, possibly requiring substantial additional capital. In addition, there is intense competition for proficient sales and marketing personnel, and we may not be able to attract individuals who have the qualifications necessary to market, sell, and distribute our products. We may not be able to establish internal marketing, sales, or distribution capabilities. If we are unable to, or choose not to establish these capabilities, or if the capabilities we establish are not sufficient to meet our needs, we will be required to establish collaborative marketing, sales, or distribution relationships with third parties.

If any of our existing or future collaborative partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.

We may not have day-to-day control over the activities of our existing and future collaborative partners with respect to any of these product candidates. Any collaborative partner may not fulfill its obligations under these agreements. If a collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the products covered by that agreement or enter into alternative arrangements with a third party. In addition, we may encounter delays in the commercialization of the product candidate that is the subject of the agreement. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements will be dependent on the efforts of our collaborative partner. We could also become involved in disputes with a collaborative partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborators’ commitment to us and reduce the resources they devote to developing and commercializing our products. Conflicts or disputes with our collaborators, and competition from them, could harm our relationships with our other collaborators, restrict our ability to enter future collaboration agreements and delay the research, development or commercialization of our product candidates. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing these product candidates would be materially and adversely affected. We may not be able to enter into collaborative agreements with partners on terms favorable to us, or at all. Our inability to enter into collaborative arrangements with collaborative partners, or our failure to maintain such arrangements, would limit the number of product candidates that we could develop and ultimately decrease our sources of any future revenues.

We may face risks in connection with existing and future collaborations with respect to the development, manufacture and commercialization of our product candidates.

We face a number of risks in connection with our current and future collaborations. Our collaboration agreements are subject to termination under various circumstances. Our collaborators may change the focus of their development and commercialization efforts or may have insufficient resources to effectively assist in the development of our products. Any future collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties. Further, disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays, might result in litigation or arbitration, or might result in termination of the research, development or commercialization of our products. Any such disagreements would divert management attention and resources and be time-consuming and costly.

General Company-Related Risks

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate our material weaknesses, we may not be able to report our financial results accurately or to prevent fraud.

Our management is responsible for establishing and maintaining internal control over financial reporting, disclosure controls, and compliance with the other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with applicable financial reporting standards. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected by the company’s internal controls on a timely basis.

Prior to this offering, we have operated as a private company that was not required to comply with the obligations of a public company with respect to internal control over financial reporting. We have historically operated with limited accounting personnel and other resources with which to address our internal control over financial reporting.

In connection with the audits of our financial statements in preparation for this offering, we and our independent registered public accounting firm identified material weaknesses primarily related to a (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for annual reporting purposes. These deficiencies constitute material weaknesses in our internal control over financial reporting in both design and operation. We have engaged outside advisors with expertise in these matters to assist us in the preparation of our financial statements and in our compliance with SEC reporting obligations related to this offering, and we expect to continue to do so while we remediate the material weaknesses.

We have initiated a remediation plan to address these material weaknesses, including the hire of a full time additional employee in our accounting department and a more streamlined process in order to prepare and review financial information; however, our control environment needs improvements, and as a result we may be exposed to errors. We plan to take additional steps to remediate the material weaknesses and improve our accounting function, including hiring of additional senior level and staff accountants with US GAAP technical knowledge to support the timely completion of financial close procedures, implement robust processes, and provide additional needed technical expertise, and in the interim, continuing to engage third parties as required to assist with the preparation of our financial statements and our compliance with SEC reporting obligations. Additionally, we intend to develop and implement consistent accounting policies, internal control procedures and provide additional training to our accounting and financial reporting personnel.

Although we are working to remediate such material weaknesses as quickly and efficiently as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weaknesses. If we are unable to successfully remediate our identified material weaknesses, if we discover additional material weaknesses or if we otherwise are unable to report our financial statements accurately or in a timely manner, we would be required to continue disclosing such material weaknesses in future filings with the SEC, which could adversely affect our business, investor confidence in our company and the market price of our common shares and could subject us to litigation or regulatory enforcement actions. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market value of our common shares.

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we advance our product candidates through preclinical studies and clinical trials, and develop new product candidates, we will need to increase our product development, scientific, regulatory and compliance and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees with the expertise and experience we will require;
●	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;
●	develop a marketing, distribution and sales infrastructure in addition to a post-marketing surveillance program if we seek to market our products directly; and
●	continue to improve our operational, manufacturing, quality assurance, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

Our success depends to a significant extent upon the continued services of Eric I. Richman, our Chief Executive Officer. Mr. Richman has overseen the company since July 2020 and provides leadership for our growth and operations strategy. Loss of the services of our key personnel would have a material adverse effect on our growth, revenues and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

Any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement. In addition, we have only limited ability to prevent former employees from competing with us. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, competition for personnel with the scientific and technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

Our employment agreements generally include covenants not to compete. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work at all or for a sufficient duration of time to prevent members of our management team from competing with us. If we are unable to enforce these covenants not to compete, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our competitiveness may be diminished.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

Over time we will need to hire additional qualified personnel with expertise in drug development, product registration, clinical, preclinical and nonclinical research, quality compliance, government regulation, formulation and manufacturing, financial matters and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and our search for such personnel may not be successful. Attracting and retaining qualified personnel will be critical to our success.

Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers, and their respective business associates;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of PPACA, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and
●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Coverage and adequate reimbursement may not be available for our current or any future product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not determine whether or not another payor will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Coverage and reimbursement may not be available for any drug that we commercialize and, if reimbursement is available, it is uncertain what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The PPACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. Recent efforts to repeal, modify or delay implementation of the ACA have resulted in some level of success. If the PPACA is repealed or further modified, or if implementation of certain aspects of the PPACA are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. In addition, changes to the political landscape in the United States (including as a result of the 2020 presidential elections) may impact the market sentiment surrounding the pharmaceutical industry.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If any of our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires; and
●	difficulty in importing and exporting clinical trial materials and study samples.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs. If the use of one or more of our or our collaborators’ drugs harms people, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. While we currently expect to carry clinical trial insurance and product liability insurance, the amount of insurance coverage up to $5 million we hold now or in the future may not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We carry insurance for most categories of risk that our business may encounter; however, we may not have adequate levels of coverage. We currently maintain general liability, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy, which collectively costs approximately $35,000 per annum. We may not be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile, and your investment in our securities could decline in value.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;
●	changes in accounting principles; and
●	the loss of any of our key scientific or management personnel.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur previously. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, once we no longer qualify as an emerging growth company, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. In this prospectus, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenue exceeds $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

We do not anticipate paying dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline. As of March 31, 2021, we had 11,876.640 shares of common stock. Of these shares, only the shares of common stock sold in our IPO, plus the shares sold upon exercise of the underwriters’ option to purchase additional shares, are freely tradable without restriction in the public market immediately following our IPO.

Our directors, executive officers and the holders of a majority of our outstanding equity securities have entered into lock-up agreements pertaining to this offering that will expire on September 13, 2021, subject to earlier release of all or a portion of the shares subject to such agreements by the representatives of the underwriters of our IPO in their sole discretion. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market, unless held by directors, executive officers and other affiliates, in which case such shares will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Omnibus Incentive Plan will increase as determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

As of March 31, 2021, the holders of 4,151,479 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

The rights of the holders of our securities may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the ability to designate and issue preferred stock in one or more series. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the relative voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could have the effect of discouraging, delaying or preventing a change of control of us. The possible impact on takeover attempts could adversely affect the price of our securities. Although we have no present intention to designate any series, or issue any shares, of preferred stock, other than pursuant to this offering, we may do so in the future.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by industry and financial analysts is currently limited. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay attempts to acquire us that you might consider favorable.

Our amended and restated certificate of incorporation (the “Amended Charter”) and amended and restated bylaws (the “Amended Bylaws”) contains provisions that may make the merger or acquisition of us more difficult without the approval of our board of directors. Among other things, these provisions:

●	allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
●	provide that our bylaws may be amended or repealed only by a majority vote of our board of directors or by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors; and
●	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of us, including actions that our stockholders may deem advantageous, or could negatively affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions out stockholders desire.

Our Amended Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended Charter provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law (the “DGCL”), the Amended Charter or the Amended Bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine, provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Our Amended Charter will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act, subject to a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Provisions in our organizational documents regarding exculpation and indemnification of our directors and officers may result in substantial expenditures by us and may discourage lawsuits against our directors and officers.

Our Amended Charter and Amended Bylaws provide, to the maximum extent permissible under Delaware law, eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty. These provisions may discourage us, or our stockholders through derivative litigation, from bringing a lawsuit against any of our current or former directors or officers for any breaches of their fiduciary duties, even if such legal actions, if successful, might benefit us or our stockholders. In addition, our Amended Charter and Amended Bylaws provide that we will, to the fullest extent permitted by Delaware law, indemnify our directors and officers for costs or damages incurred by them in connection with any threatened, pending, or completed action, suit, or proceeding brought against them by reason of their positions as directors and officers. We also intend to enter into indemnification agreements with each of our directors and executive officers. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

Set forth below is information regarding unregistered securities issued by us during the three months ended March 31, 2021. Also included is the consideration received by us for such unregistered securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Equity Awards.

From January 1, 2021 to March 31, 2021, we have granted option awards to directors and consultants, covering an aggregate of 88,080 shares of common stock with a threshold amount of $3.38, in connection with services provided to us by such parties.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

Use of Proceeds

On March 17, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-21741806), as amended, filed in connection with our initial public offering, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 4,181,818 shares of our common stock with a proposed maximum aggregate offering price of approximately $50.1 million. BTIG, LLC, and  Oppenheimer & Co. Inc. acted as representatives (the “Representatives”) of the underwriters for the offering. On March 17, 2021, we issued and sold 3,636,264 shares of our common stock at a price to the public of $11.00 per share. Upon completion of the initial public offering on March 22, 2021, we received net proceeds of approximately $35.4 million, after deducting the underwriting discounts and commissions of approximately $2.8 million and offering expenses of approximately $2.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. On March 23, 2021, the Representatives notified us of their exercise of their overallotment option in full with respect to 545,454 shares of our common stock which were delivered on March 24, 2021, we received net proceeds of approximately $5.6 million, after deducting the underwriting discounts and commissions of approximately $0.4 million

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b) relating to the Registration Statement.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	21762091	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	21762091	3.2	3/17/2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Previously filed.

† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN THERAPEUTICS, INC.
(Registrant)

May 10, 2021	/s/ Eric I Richman
Date	Eric I. Richman
Chief Executive Officer
(Principal Executive Officer)

May 10, 2021	/s/ Salvatore Calabrese
Date	Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer)