Form 10-Q
period 2021-06-30
Gain Therapeutics, Inc.
filed 2021-08-12
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2021: Common stock: 11,876,640.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Security Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” These include, but are not limited to, statements about:

●	our ability to develop, obtain regulatory approval for and commercialize our product candidates;
●	the timing of future IND submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the outbreak of the novel strain of coronavirus disease, COVID-19, which could adversely impact our business, including our preclinical studies and any future clinical trials;
●	the potential benefits of our product candidates;
●	our ability to obtain regulatory approval to commercialize our existing or any future product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in clinical trials;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our SEE-Tx platform;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use our SEE-Tx platform;
●	our ability to identify, recruit and retain key personnel;
●	our expected use of net proceeds from our IPO and the sufficiency of such net proceeds to fund our operations;
●	our financial performance;

●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
●	other factors and assumptions described in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

		June 30,	December 31,
		2021	2020
Assets
Current assets:
Cash and cash equivalents	(Note 3)	$43,162,583	$7,492,910
Restricted cash	(Note 3)	10,969	11,371
Accounts receivable		353,166	8,548
Prepaid expenses and other current assets	(Note 4)	808,456	257,011
Deferred offering costs		$—	$1,217,988
Total current assets		$44,335,174	$8,987,828

Non-current assets:
Property and equipment, net	(Note 5)	75,063	29,633
Internally-use software		19,357	—
Operating lease - right of use assets	(Note 6)	812,410	523,080
Restricted cash	(Note 3)	31,100	—
Long-term deposits and other non-current assets		79,924	63,817
Total non-current assets		$1,017,854	$616,530
Total Assets		$45,353,028	$9,604,358

Current liabilities:
Accounts payable	(Note 7)	978,393	961,516
Operating lease liability - current	(Note 6)	181,306	122,756
Other current liabilities	(Note 8)	848,343	767,380
Tax provision		6,837	1,070
Deferred income	(Note 8)	370,518	239,483
Loans - short term	(Note 10)	$65,474	$22,626
Total current liabilities		$2,450,871	$2,114,831

Non-current liabilities:
Defined benefit pension plan	(Note 9)	235,690	171,558
Operating lease liability - non-current	(Note 6)	630,902	400,324
Loans - long term	(Note 10)	$646,661	$715,656
Total non-current liabilities		$1,513,253	$1,287,538

Stockholders’ equity
Series A Preferred Stock, $0.0001 par value: nil and 1,185,879 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively		—	118
Series B Preferred Stock, $0.0001 par value: nil and 2,965,600 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively		—	297
Common Stock, $0.0001 par value: 11,876,460 and 7,694,642 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively		1,188	354
Additional paid-in capital		54,593,827	13,388,771
Accumulated other comprehensive loss		(164,118)	(152,698)
Accumulated deficit		(7,034,853)	(3,457,171)
Loss of the period		(6,007,140)	(3,577,682)
Total Stockholders’ equity		$41,388,904	$6,201,989
Total Liabilities and Stockholders’ equity		$45,353,028	$9,604,358

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Collaboration revenues	81,617	—	81,617	—
Other income	7,556	6,373	12,824	13,047
Total revenues	$89,173	$6,373	$94,441	$13,047

Operating expenses:
Research and development	(1,793,508)	(438,868)	(3,215,018)	(856,127)
General and administrative	(1,810,228)	(99,970)	(2,860,903)	(201,644)
Total operating expenses	(3,603,736)	(538,838)	(6,075,921)	(1,057,771)

Loss from operations	$(3,514,563)	$(532,465)	$(5,981,480)	$(1,044,724)

Other income (expense):
Interest income/(expenses), net	5,901	(1,517)	7,310	(3,265)
Foreign exchange gain/(loss), net	(44,371)	(4,857)	(25,832)	(73,771)
Loss before income tax	$(3,553,033)	$(538,839)	$(6,000,002)	$(1,121,760)

Income tax	(3,660)	(4,523)	(7,138)	(5,870)

Net Loss	$(3,556,693)	$(543,362)	$(6,007,140)	$(1,127,630)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.30)	$(0.27)	$(0.71)	$(0.57)
Weighted average common shares - basic and diluted	11,876,460	1,981,765	8,431,410	1,981,765

GAIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,556,693)	$(543,362)	$(6,007,140)	$(1,127,630)
Other comprehensive gain/(loss):
Defined benefit pension plan	(42,791)	2,512	(39,476)	5,009
Foreign currency translation	35,534	4,412	28,056	(1,658)
Comprehensive loss	$(3,563,950)	$(536,438)	$(6,018,560)	$(1,124,279)

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated
Three Months Ended June 30, 2021	Shares	Amounts	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of March 31, 2021					11,876,460	1,188	54,104,982	(156,861)	(9,485,300)	44,464,009
IPO issuance costs							(47,383)			(47,383)
Stock-based compensation							191,561			191,561
Issuance of warrants							344,667			344,667
Defined benefit pension plan								(42,791)		(42,791)
Foreign currency translation								35,534		35,534
Net loss									(3,556,693)	(3,556,693)
Balance as of June 30, 2021	—	—	—	—	11,876,460	1,188	54,593,827	(164,118)	(13,041,993)	41,388,904

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated
Six Months Ended June 30, 2021	Shares	Amounts	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of December 31, 2020	1,185,879	118	2,965,600	297	3,543,163	354	13,388,771	(152,698)	(7,034,853)	6,201,989
Conversion of Series A Preferred Stock into Common Stock	(1,185,879)	(118)			1,185,879	118				—
Conversion of Series B Preferred Stock into Common Stock			(2,965,600)	(297)	2,965,600	297				—
Issuance of Common Stock in IPO, net of issuance costs					4,181,818	419	40,558,103			40,558,522
Stock-based compensation							302,286			302,286
Issuance of warrants							344,667			344,667
Defined benefit pension plan								(39,476)		(39,476)
Foreign currency translation								28,056		28,056
Net loss									(6,007,140)	(6,007,140)
Balance as of June 30, 2021	—	—	—	—	11,876,460	1,188	54,593,827	(164,118)	(13,041,993)	41,388,904

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

(unaudited)

	Series A Preferred Stock		Common Stock				Accumulated
Three Months Ended June 30, 2020	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of March 31, 2020	1,185,879	118	1,981,765	198	4,196,259	(84,736)	(4,041,439)	70,400
Series A Preferred Stock issuance cost			—	—	(10,553)	—	—	(10,553)
Defined benefit pension plan						2,512		2,512
Foreign currency translation						4,412		4,412
Net loss							(543,362)	(543,362)
Balance as of June 30, 2020	1,185,879	118	1,981,765	198	4,185,706	(77,812)	(4,584,801)	(476,591)

	Series A Preferred Stock		Common Stock				Accumulated
Six Months Ended June 30, 2020	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of December 31, 2019	875,006	87	1,981,765	198	3,088,193	(81,163)	(3,457,171)	(449,856)
Issuance of Series A Preferred Stock, net of issuance cost	310,873	31	—	—	1,097,513	—	—	1,097,544
Defined benefit pension plan						5,009		5,009
Foreign currency translation						(1,658)		(1,658)
Net loss							(1,127,630)	(1,127,630)
Balance as of June 30, 2020	1,185,879	118	1,981,765	198	4,185,706	(77,812)	(4,584,801)	(476,591)

9

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020

Operating activities:
Net loss	$(6,007,140)	$(1,127,630)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,561	4,377
Stock based compensation	302,286	—
Issuance of warrants	344,667	—
Internally-use software	(6,821)	—
Changes in operating assets and liabilities:
Account receivables	(344,618)	(100,729)
Prepaid expenses and other currents assets	(551,444)	67,085
Other non current assets	(16,250)	-
Accounts payable and other current liabilities	91,056	(29,961)
Defined benefit pension plan	24,701	11,149
Deferred income	131,035	(1,293)
Total changes in operating assets and liabilities	(665,520)	(53,749)
Net cash used in operating activities	$(6,026,967)	$(1,177,002)

Cash flows from investing activities:
Purchase of computers and office equipment	(50,991)	(4,859)
Net cash used in investing activities	$(50,991)	$(4,859)

Cash flow from financing activities:
Proceeds from long-term debts	—	284,598
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	1,097,543
Proceeds from issuance of common shares upon completion of initial public offering, net of offering costs	42,629,998	—
Payments of deferred offering costs	(853,488)	—
Net cash provided by financing activities	$41,776,510	$1,382,141
Effect of exchange rate changes	1,819	(380)
Net increase in cash, cash equivalents and restricted cash	$35,700,371	$199,900
Cash, cash equivalents and restricted cash at beginning of period	7,504,281	313,700
Cash, cash equivalents and restricted cash at end of period	$43,204,652	$513,600

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Gain Therapeutics, Inc. (and together with its subsidiary, the “Company”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. On July 20, 2020, the Company consummated a Corporate Reorganization pursuant to which all of the issued and outstanding common and preferred stock of GT Gain Therapeutics SA, a Swiss company formed in 2017, were exchanged for common stock or preferred stock, as applicable, of Gain Therapeutics, Inc., reflecting a 10:1 stock split. The Corporate Reorganization was accounted for as a recapitalization for accounting purposes, with GT Gain Therapeutics SA resulting in the predecessor entity. As a result of the Corporate Reorganization, GT Gain Therapeutics SA became a wholly-owned subsidiary of Gain Therapeutics, Inc. For periods and at dates prior to the Corporate Reorganization, the condensed consolidated financial statements presented were prepared based on the historical financial statements of GT Gain Therapeutics SA, adjusted to give retroactive effect to the share exchange transactions.

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

The accompanying interim financial statements reflect the accounts of Gain Therapeutics, Inc., GT Gain Therapeutics SA and its branch Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim financial statements. The interim financial statements as of June 30, 2021 reflect, for all periods presented, the retroactive application of the reverse stock split that occurred on March 17, 2021. All amounts in the interim financial statements are expressed in United States Dollars (USD/$) and disclosed within these explanatory notes in United States Dollars (USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the results of its operations for the three and six months ended June 30, 2021 and 2020, its statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its statements of cash flows for the six months ended June 30, 2021 and 2020.

The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s final prospectus for its initial public offering (“IPO”), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 22, 2021 (the “Prospectus”).

The accompanying interim financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s consolidated financial statements as of and for the period ended December 31,2020, have not changed.

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

Initial Public Offering

On March 17, 2021, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 17, 2021 and the Company issued and sold 3,636,364 common shares at a public offering price of $11.00 per share for net proceeds of $34,978 thousand after deducting underwriting discounts and commissions of $2,950 thousand and other offering expenses of $2,071 thousand. On March 22, 2021, the Company issued and sold 545,454 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $5,580 thousand after deducting underwriting discounts and commissions of $420 thousand. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts commissions, were $42,630 thousand. After deducting other IPO offering expenses amounting to $2,071 thousand, the net cash proceeds resulting from the IPO are $40,558 thousand, which are reflected in the statement of stockholders’ equity as Issuance of Common Stock in IPO, net of issuance costs. Upon the closing of the IPO, series A convertible preferred stock (the “Series A Preferred Stock”) and series B convertible preferred stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, are collectively referred to as the “Preferred Stock”) were converted into shares of common stock at ratio of 1-for-1 (please refer to note 12 for further details).

Foreign currency transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is the USD. The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations accounts at the average exchange rates for the six months ended June 30, 2021 and 2020. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. There were nil and $1,217,988 deferred issuance costs as of June 30, 2021 and December 31, 2020.

Property and equipment

Property and equipment are stated at cost, including any accessory and direct costs that are necessary to make the assets fit for use, and adjusted by the corresponding accumulated depreciation. The depreciation rates recorded in the consolidated statements of operations have been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, on the basis of their estimated useful economic lives. The Company believes the above criteria to be represented by the following depreciation rates:

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses.

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

Research grants

Under the terms of the research and development grants awarded (such as those awarded by the The Michael J. Fox Foundation for Parkinson’s Research (MJFF) and The Silverstein Foundation for Parkinson’s and from Innosuisse – Swiss Innovation Agency), we are entitled to receive reimbursement of our allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the statement of operations as a reduction to research and development expenses, measuring according to the time periods during which the research and development activities are carried out and related costs sustained.

Revenue Recognition

The Company derives revenues from collaboration and licensing agreements. The Company recognize revenue related to these agreements in accordance with ASC 606, Revenues from contracts with customers and ASC 808, Collaborative arrangements. The terms of these arrangements typically include payment from third parties customers of one or more of the following: non-refundable initiation fee, reimbursement of development costs, development and regulatory milestone payments and royalties on net sales of the licensed product.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations, the Company applies the five steps model of ASC606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price allocated to the various performance obligations and whether such performance obligations are to be considered distinct in the context of the contract. These assumptions may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

Costs and revenues associated with collaborative arrangements are reported in the consolidated statements of operations on a gross basis when the counterpart is identified as being a customer, when the performance obligations incurred and rendered to fulfil the agreements are deemed to be in the ordinary course of the Company’s business, or when there is an expectation that the collaborative arrangement will result in a future constant flow of revenues in the form of sale of products, royalties or licenses.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, for personnel and consultants in the Company’s executive and finance functions. General and administrative expenses also include professional fees for legal, finance, accounting, intellectual property, auditing, tax and consulting services, travel expenses and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs not associated with research and development activities.

Income Tax

The Company accounts for income taxes under the liability method. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statements carrying amounts of assets and liabilities and the related tax basis using enacted tax rates in effect in the years in which the associated deferred taxes are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

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

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of June 30, 2021, common stock equivalents consisted of stock options and warrants while as of June 30, 2020, common stock equivalents consisted of the Series A Preferred Stock. Because the Company has reported net losses since inception, these potential impacts would be anti-

dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	June 30,	December 31,
	2021	2020
Cash	$2,608,602	$907,255
Money Market	$40,553,981	$6,585,655
Total cash and cash equivalents	43,162,583	7,492,910
Restricted cash	$42,069	$11,371

Restricted cash refers to amounts required under our Lugano offices lease agreements and deposited into a restricted bank accounts as a guarantee for expenses to be incurred in case of damage to the premises noted at the termination of the lease. The original lease expires in August 2021, and the deposit has been classified as current asset while the new office lease, for which we have already paid the deposit in advance commenced in June 2021 and expire in May 2026.

Details of the cash and cash equivalents balances as of June 30, 2021 and December 31, 2020, broken down by currency in which the funds are denominated, are reported in the following table:

	June 30,	December 31,
	2021	2020
Cash in CHF	9,575	128,074
Cash in EUR	238,439	145,726
Cash in USD	42,863,323	7,149,386

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020
Tax Credits	97,172	58,017
Prepaid and deferred expenses	33,109	198,994
Prepaid D&O Insurance	678,175	—
Total Prepaid expenses and other current assets	$808,456	$257,011

Tax credits mainly relate to value added tax (“VAT”) receivables from Switzerland and Spain tax authorities on purchases of goods and services executed on those countries.

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

5. Property and Equipment, net

Property and equipment consist of the following:

	June 30,	December 31,
	2021	2020
Computer	$47,325	$25,436
Furniture and fixtures	16,458	4,865
Leasehold improvements	8,846	8,889
Laboratory instruments	20,900	3,348
Total property and equipment	$93,529	$42,538
Less: accumulated depreciation	(18,466)	(12,905)
Property and equipment, net	$75,063	$29,633

Property and equipment consist of computers, furniture and fixture, lab instruments and set-up of a conference room in our Spanish office. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives.

Depreciation expense for the periods ended June 30, 2021 and 2020 was $5,561 and $4,377, respectively.

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

On June 1, 2021, the Company entered into a five-years operating lease agreement to lease office space in Via Soave, n.6 in Lugano. Switzerland. The lease agreement is renewable for additional five years. The Company is required to pay for operating costs, including general services, utilities, and taxes, which are billed monthly based on the Company’s share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred. The Company could terminate the agreement on May 31, 2024 and in such case should give twelve months written notice.

The breakdown of the significant components of lease accounting as of June 30, 2021 and December 31, 2020 is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	June 30,	December 31,
	2021	2020
Operating Lease
Operating lease- right of use assets	$812,410	$523,080

Operating lease liability - current	$181,306	$122,756
Operating lease liability - non current	$630,902	$400,324
Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	2.33	3.61

The components of lease expense were as follows:

	June 30,	June 30,
	2021	2020
Amortization of right of use assets	79,867	48,276
Interest of operating lease liability	1,994	4,408

Future minimum lease payments required under lease agreements with remaining non-cancelable lease terms are disclosed in Note. 18 Commitments.

7. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of June 30, 2021, and December 31, 2020, accounts payable amounted to $978,393 and $961,516, respectively. All accounts payable are due in less than 12 months. Details of the vendor outstanding payables as of June 30, 2021 and December 31, 2020, broken down by currencies in which they are denominated, are reported in the following table:

	June 30,	December 31,
	2021	2020
Vendors Payables in CHF	95,820	29,423
Vendors Payables in EUR	544,841	202,223
Vendors Payables in USD	242,843	673,600

8. Other current liabilities and deferred income

Other current liabilities and deferred income consist of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Payable for social securities	$169,681	$88,334
Accrued payroll	348,464	294,469
Accrued expenses	325,079	379,270
Deposit	5,119	5,307
Other Current Liabilities	$848,343	$767,380
Deferred income	370,518	239,483
Other Current Liabilities and Deferred Income	$1,218,861	$1,006,863

Accrued expenses as of June 30, 2021 and December 31, 2020 amounted to $325,079 and $379,270, respectively, and refer to invoices to be received from vendors for services performed and not yet billed.

Deferred income for the period ended June 30, 2021 and year ended December 31, 2020 amounted to $370,518 and $239,483, respectively, and refers to research grants received from The Michael J Fox Foundation for Parkinson’s Research (MJFF) and Eurostar and to a collaboration agreement entered with Zentalis (see note 15).

9. Pension obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of June 30, 2021 and December 31, 2020, can be summarized as follows:

	June 30,	December 31,
	2021	2020
Reconciliation of funded status:
Funded status beginning of the year	(171,558)	(126,629)
Expenses	(62,143)	(44,474)
Employer contribution	37,440	36,264
Translation difference	47	(501)
Change in AOCI over the year	(39,476)	(36,218)
Funded status	(235,690)	(171,558)

Component of net periodic pension cost:
Services cost	56,709	36,597
Interest cost	569	947
Expected return on plan asset	(2,606)	(3,564)
Amortization of (gain)/losses	7,313	10,494
Amortization of prior year service cost	158
Expenses	62,143	44,474

10. Loans

In March 2020, the Company obtained a CHF 14,600 ($15,932) five-year loan. The loan has zero interest and originally was due on June 30, 2025. In 2021, the maturity has been postponed to June 30, 2028. The loan is guaranteed through joint and several sureties by the Swiss government. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus.

In August 2020, the Company obtained a CHF 638,000 ($696,375) nine-year loan. The loan has zero interest. The loan is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus.

Loans granted do not bear interest and no issuance costs have been borne. As such they have been accounted for at face value.

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

12. Common and Preferred Stock

As of June 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of June 30, 2021 and December 31, 2020, 11,876,460 and 7,694,642 shares of common stock, $0.0001 par value, were issued and outstanding.

No preferred stocks were outstanding as of June 30, 2021. There were 1,346,390 (1,185,879 after the 1-for-0.880784 reverse stock split) shares of Series A Preferred Stock, par value $ 0.0001 and 3,366,999 (2,965,000 after the 1-for-0.880784 reverse stock split) shares of Series B Preferred Stock, par value $0.0001, issued and outstanding as of December 31, 2020. The stock split did not result in any change of the original par value of the Company common and preferred stock.

Upon closing of the IPO, the Preferred Stock, as resulting from the reverse stock split, were converted to common stock at a ratio of 1-for-1.The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Years	Value
Outstanding as of December 31, 2020	488,000	2.97	9.70	—
Options outstanding after stock splits	429,822	3.38	9.35	—
Granted	176,280	6.70	9.71	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Options outstanding as of June 30, 2021	606,102	4.34	9.39	5.66

Options Outstanding				Options Exercisable
			Weighted		Weighted
		Weighted- Average Years	Average		Average
Exercise	Number	Remaining on Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$3.38	517,902	9.32	$3.38	—	—
$10.03	88,200	9.86	$10.03

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the market price of the Company’s common stock on June 30, 2021.

As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $1,309,418 and is expected to be recognized over a period of approximately 4 years.

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

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted-average basis:

Volatility	80%
Expected term (years)	3.31
Risk-free interest rate	0.31
Expected dividend yield	-

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2021 and 2020 was $3.61 and nil, respectively.

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Research and development	70,166	n/a	133,019	n/a
General and administrative	121,396	n/a	169,267	n/a
Total stock-based compensation	191,562	n/a	302,286	n/a

14. Warrants

On May 6, 2021, the Company entered into six months investing banking services and financial advisory agreement and issued equity-classified warrants to designees of the investment bank to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at USD 1,034 thousand. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants is recognized on a straight-line basis over the six months service period as general and administrative expense. As of June 30, 2021, no warrants were exercised or exchanged.

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	70%
Expected term (years)	4.00
Risk-free interest rate	0.81
Expected dividend yield -	-

15. Collaboration Agreement

On April 20, 2021, the Company entered into a multi-target collaboration agreement with Zeno Management, Inc., a wholly owned subsidiary of Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its in licensed SEE-Tx computational platform technology to identify binding sites on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis.

With respect to any development program, and subject the delivery of the data package, the Company granted to Zentalis an option to obtain an exclusive, transferable worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any products resulting from the development program. Zentalis may exercise the option, at its reasonable discretion, and shall use commercially reasonable efforts to develop and obtain market approval for products developed from the applicable programs.

Unless terminated earlier, the agreement expires at the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. Zentalis and the Company can each terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. Zentalis shall have the right, at its sole discretion, exercisable at any time to terminate the agreement on a program-by-program basis, upon ninety (90) days’ prior written notice to the Company or, at any time, if a safety concerns arises with respect to any development program or product.

In May 2021, the first target development program was identified, and the estimated development cost were approved and collected in July 2021. The transaction price of this first target development program includes (i) $50 thousand of fixed consideration as program initiation fee, (ii) up to $272 thousand as reimbursement for employee and external research and development cost, (iii) $250 thousand as an option exercise fee, (iv) up to $41.5 million of variable consideration in the form of event-based milestone payments, and (v) other royalty-based payments based on net sales.

The Company analyzed the Zentalis Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606. Based on that evaluation, (i) the program initiation fee was recognized as revenue in full as of June 30, 2021 at a point in time, at program inception as there is no unsatisfied performance obligation; (ii) the performance obligation to provide development services, which are reimbursed at cost, is satisfied over a period of time as services are performed and Zentalis receive the benefit for the services. The Company will recognize revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities and the costs expected to be incurred in the future to satisfy the performance obligation.

As of June 30, 2021, the Company recognized $81 thousand of revenues, reported current portion of deferred revenues for $240 thousand and recorded receivables for $322 thousand, cashed after June 30, 2021.

16. Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The other outstanding qualifying securities had no impact on the computations for the periods ended June 30, 2021 and 2020, since such instruments would have resulted in antidilutive impacts given the net losses reported for those periods.

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Series A Preferred Stock		1,185,879		1,185,879
Options to purchase common stock	606,102	—	606,102	—
Warrants to purchase common stock	437,249	—	437,249	—

17. Related Parties

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

As of June 30, 2021 and 2020, there were no receivables and payables, revenues or expenses with Minoryx.

18. Commitments

The following table summarizes our obligations as of June 30, 2021 by contractual maturity:

	Total	2021	2022	2023	2024	2025	2026 and thereafter

Lease	812,207	91,408	163,831	163,831	159,785	153,091	80,261
Loans	712,134	21,825	87,298	87,298	87,298	87,298	341,117
Collaboration Agreements	1,466,629	1,270,535	168,969	27,125	-	-	-
Total	2,990,970	1,383,768	420,098	278,254	247,083	240,389	421,378

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

We have already identified and filed three patent applications for our novel STARs, which are small molecules with the potential to treat diseases with high unmet medical need for which there are currently few or no available therapies. These diseases include Morquio B, GM1 Gangliosidosis (GM1), neuronopathic Gaucher disease, GBA1 Parkinson’s disease, Krabbe disease and Mucopolysaccharidosis type 1. In June 2021, the Company announced the publication of two PCT patents. directed at compounds targeting misfolded beta-glucocerebrosidase (GBA) and galactosylceramidase (GALC), addressing central nervous system (CNS) and demyelinating disorders such as Parkinson’s Disease, Lewy body dementia and Alzheimer’s.

We are currently advancing the development of our STAR candidates through preclinical studies where we will continue to identify optimal lead compounds for each indication that we will advance into clinical trials. Through academic partnerships, co-development and licensing arrangements, we intend to develop a broad pipeline of therapeutics to catalyze a new approach to the treatment of diseases caused by misfolded enzymes. We expect to obtain additional most of the animal and POC data in third quarter of 2021 and commence IND-enabling studies for lead compound candidates in December 2021, at which point we will begin the process to prepare and submit investigational new drug, or IND, submissions to the FDA seeking clearance to commence clinical research.

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating LSDs and CNS indications using our in-licensed SEE-Tx technology. To date, we do not have any product candidate approved for sale and have not generated any revenue from product sales. We have primarily financed our operations through a combination of sales of our securities and research grants. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

As of June 30, 2021, we had cash, cash equivalents of $43,162 thousand. For the six months ended June 30, 2021, we had cash outflows from operations of $6,027 thousand. We have incurred recurring losses and negative cash flows from operations since inception and as of June 30, 2021 and December 31, 2020, had an accumulated deficit of $13,042 thousand and $7,035 thousand, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates.

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

Strategic Transactions. Collaboration and Licensing Arrangements

In connection with our business development activities, we enter into collaborative and licensing arrangement with third parties, to use our licensed SEE-Tx computational platform technology to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaborations and licenses that we have entered into.

On April 20, 2021, the Company entered into a multi-target collaboration agreement with Zeno Management, Inc., a wholly owned subsidiary of Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its licensed SEE-Tx computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimburse of expenses incurred by the Company in accordance with the agreed-upon research budget.

With respect to any development program, and subject the delivery of the data package, the Company granted to Zentalis an option to obtain an exclusive, transferable worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any products resulting from the development program. Zentalis may exercise the option, at its reasonable discretion, and shall use commercially reasonable efforts to develop and obtain market approval for products developed from the applicable programs.

Unless terminated earlier, the agreement expires at the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. Zentalis and the Company can each terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. Zentalis shall have the right, at its sole discretion, exercisable at any time to terminate the agreement on a program-by-program basis, upon ninety (90) days’ prior written notice to the Company or, at any time, if a safety concerns arises with respect to any development program or product.

In May 2021, the first target development program was identified, and the estimated development cost were approved and collected in July 2021. The transaction price of this first target development program includes (i) $50 thousand of fixed consideration as program initiation fee, (ii) up to $272 thousand as reimbursement for employee and external research and development cost, (iii) $250 thousand as an option exercise fee, (iv) up to $41.5 million of variable consideration in the form of event-based milestone payments, and (v) other royalty-based payments based on net sales.

As of June 30, 2021, the Company recognized $81 thousand of revenues, reported current portion of deferred revenues for $240 thousand and recorded receivables for $322 thousand, cashed after June 30, 2021.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue in the future. Our current revenues are not related to our core business, but rather are residual and primarily consist of income from subleases of our office space and collaboration arrangements.

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations, or CROs, and Universities, that conduct research and preclinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our Barcelona labs and Lugano office, depreciation, travel and congress expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Pre-clinical activities and outside services	1,255,470	197,765	2,255,255	365,101
Personnel expenses	448,842	265,112	881,412	497,884
Other	133,698	32,425	188,215	96,908
Research grants	(44,502)	(56,434)	(109,864)	(103,766)
Total research and development expenses	1,793,508	438,868	3,215,018	856,127

We recognize research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We anticipate that our research and development expenses will increase substantially in future periods to support progress in our research and development activities, including the commencement of the clinical trials for product candidates we are developing. These increases will likely also result from increased headcount, expanded infrastructure and increased insurance costs.

Our primary research and development focus since inception has been the application of our in-licensed SEE-Tx platform to various indications and targets. We are using our platform to design and develop a broad pipeline of STARs.

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

The following table summarizes our historical results of operations for the periods indicated, together with the changes in those items in dollars.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Revenues:
Collaborative Agreements	81,617	—	81,617	81,617	—	81,617
Other income	7,556	6,373	1,183	12,824	13,047	(223)
Total revenues	89,173	6,373	82,800	94,441	13,047	81,394
Operating expenses:
Research and development	(1,793,508)	(438,868)	1,354,640	(3,215,018)	(856,127)	2,358,891
General and administrative	(1,810,228)	(99,970)	1,710,258	(2,860,903)	(201,644)	2,659,259
Total operating expenses	(3,603,736)	(538,838)	3,064,898	(6,075,921)	(1,057,771)	5,018,150
Loss from operations	(3,514,563)	(532,465)	2,982,098	(5,981,480)	(1,044,724)	4,936,756
Interest income (expense), net	5,901	(1,517)	7,418	7,310	(3,265)	10,575
Foreign exchange gain/(loss), net	(44,371)	(4,857)	(39,514)	(25,832)	(73,771)	47,939
Loss before income tax provision	(3,553,033)	(538,839)	3,014,194	(6,000,002)	(1,121,760)	4,878,242
Income tax provision	(3,660)	(4,523)	(863)	(7,138)	(5,870)	1,268
Net loss	(3,556,693)	(543,362)	3,013,331	(6,007,140)	(1,127,630)	4,879,510
Net loss per ordinary share:
Basic and diluted loss per share	(0.30)	(0.27)	0.03	(0.71)	(0.57)	0.14
Weighted-average ordinary shares used in per share calculations – basic and diluted	11,876,460	1,981,765		8,431,410	1,981,765

Comparison of the three months ended June 30, 2021 and 2020

Revenues

For the three months ended June 30, 2021 and 2020 total revenues were $89,173 and $6,373 respectively and consist mainly of income from collaborative agreement and sublease of the Lugano office space. Collaboration revenues for the three months ended June 30, 2021 and 2020 were $81,617 and nil, respectively and refer to a program initiation fee and development services on the first target development program identified under the Zentalis’s collaboration agreement.

Research and Development Expenses

Research and development expenses increased by $1,354,640 to $1,793,508 for the three months ended June 30, 2021 from $438,868 for the three months ended June 30, 2020. The increase in research and development expenses was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations chemical synthesis, toxicology studies, in vitro ADME and model studies, and in vivo, pharmacology and pharmacokinetic studies and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation. As of June 30, 2021, and 2020, research and development expense are net of research grant of $44,502 and $56,434, respectively.

General and Administrative Expenses

General and administrative expenses increased by $1,710,258 to $1,810,228 for the three months ended June 30, 2021 from $99,970 for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to increase in expenses for listing fees, legal fees relating to patent and corporate matters, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure and increases in personnel-related costs resulting from an increase in employee headcount, stock-based compensation and warrants issuance expenses.

Comparison of the six months ended June 30, 2021 and 2020

Revenues

For the six months ended June 30, 2021 and 2020 total revenues were $94,441 and $13,047 respectively and consist mainly of income from collaborative agreement and sublease of the Lugano office space. Collaboration revenues were $81,617 and nil as of June 30, 2021 and 2020, respectively and refer to a program initiation fee and development services on the first target development program identified under the Zentalis’s collaboration agreement.

Research and Development Expenses

Research and development expenses increased by $2,358,891 to $3,215,018 for the six months ended June 30, 2021 from $856,127 for the six months ended June 30, 2020. The increase in research and development expenses was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations chemical synthesis, toxicology studies, in vitro ADME and model studies, and in vivo, pharmacology and pharmacokinetic studies and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation. As of June 30, 2021, and 2020, research and development expense are net of research grant of $109,864 and $103,766, respectively.

General and Administrative Expenses

General and administrative expenses increased by $2,659,259 to $2,860,903 for the six months ended June 30, 2021 from $201,644 for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to increase in expenses for listing fees, legal fees relating to patent and corporate matters, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure and increases in personnel-related costs resulting from an increase in employee headcount, stock-based compensation and warrants issuance costs.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products or technologies, and we do not expect to generate revenue from sales of any products in the near term, if at all. We have funded our operations to date primarily through a combination of sales of our securities and research grants.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. As of June 30, 2021, we had $43,163 thousand in cash and cash equivalents and an accumulated deficit of $13,042 thousand. We had an indebtedness of $712 thousand as of June 30, 2021. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

In August 2020, our wholly-owned subsidiary, GT Gain Therapeutics SA obtained a CHF 638,000 or $696,203 nine-year loan. The loan has zero interest. The loan is due in quarterly installment of CHF 20,000 commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament to assist companies in Switzerland in view of the economic consequences of the coronavirus.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2021	2020

	(unaudited)
Net cash used in operating activities	(6,026,967)	(1,177,002)
Net cash used in investing activities	(50,991)	(4,859)
Net cash provided by financing activities	41,776,510	1,382,141
Net increase in cash, cash equivalents and restricted cash	35,700,371	199,900

Net Cash Used in Operating Activities

During the six months ended June 30, 2021 and 2020, net cash used in operating activities was $6,027 thousand and $1,177 thousand, respectively, resulting from our net loss of $6,007 thousand and $1,128 thousand, respectively and changes in operating assets and liabilities. The increase in cash used in operating activities resulted primarily from funding our operations related to the development of our product candidates and business expansion.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021 and 2020, net cash used in investment activities was $51 thousand and $5 thousand, respectively, primarily due to purchases of furniture, computers and lab instruments.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $41,777 thousand and $1,382 thousand, respectively, consisting of net cash proceeds of $42,630 thousand from our IPO in March 2021 and payments of deferred offering cost of $853 thousand and, net cash proceeds of $1,098 thousand from the issuance of Series A Preferred Stock in February 2020 and proceeds of $286 thousand from a long term loan.

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

We believe that with our existing cash and cash equivalents, as of June 30, 2021, that include the net proceeds of $40.6 million from our IPO will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the period ended June 30, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b) relating to the Registration Statement.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus dated March 17, 2021 for the IPO, which was filed with the SEC on March 17, 2021 and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2021, we had cash equivalents consisting primarily of $40,554 thousand in money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Consequently, changes in market interest rates would not have a material impact on our financial position or results of operations.

As of June 30, 2021, we had debts outstanding of CHF 653 thousand ($712 thousand), guaranteed by the Swiss Federal Authority, at a zero percent interest rate, and we are therefore not exposed to interest rate risk with respect to the cost of servicing and repaying debt.

Foreign Currency Exchange Risk

We have operations in Switzerland and Spain as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in CHF. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in CHF would have increased or decreased net loss for the six months ended June 30, 2021 by approximately $340 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2021. Notwithstanding the material weaknesses, our management has concluded that the interim condensed condolidated financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP.

In our Prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 22, 2021 we reported material weaknesses in our internal control over financial reporting related to the financial statements close process, including (i) lack of sufficient accounting and supervisory personnel and (ii) lack of adequate procedures and controls to ensure that accurate financial statements are prepared on a timely basis. During the first half of 2021, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate these material weaknesses. These efforts include:

●	increase the personnel in our administration finance and control by hiring a Senior Accountant, a Finance and Accounting Director and an R&D Management Assistant to streamline research and development coordination effort with the administrative organization and made a proposal to hire, effective September 1, 2021 a FP&A Controller;
●	more streamlined process in order to prepare and review financial information;
●	commenced a process aimed at strengthening, formalizing, documenting accounting processes, policies and internal controls procedures with the assistance of a professional accounting service firm for complying with the Sarbanes-Oxley Act of 2002 and provide additional training to our accounting and financial reporting personnel;
●	engaging consultants to provide additional technical accounting expertise;
●	implementing new technology system to automate certain processes including a purchase requisition system, expense reporting system, consolidation, budgeting and reporting and a system to track and account for stock-based awards to automate these processes.

We believe progress was made during the first half of 2021 to enhance and strengthen our internal control over financial reporting. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating these material weaknesses. The Company will require additional time to demonstrate the effectiveness of the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

We are focused on product development, and we have not generated any significant revenues to date. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity.

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our target enzymes, manufactured our products at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this prospectus and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and
●	potential product liability claims;

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

We have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not successfully begun or completed any clinical trials as a company. Until recently, our operations have been limited primarily to organizing and staffing our company, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. These operations provide a limited basis to assess our ability to develop and commercialize our product candidates.

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

We have initiated a remediation plan to address these material weaknesses, including the hiring of staff accountant and a senior level accountant with US GAAP technical knowledge to support the timely completion of financial close procedures, implement robust processes, and provide additional required technical expertise and a more streamlined process in order to prepare and review financial information; however, our control environment needs improvements, and as a result we may be exposed to errors. We plan to take additional steps to remediate the material weaknesses and improve our accounting function, including hiring of an FP&A Controller and implementing an ERP, and in the interim, continuing to engage third parties as required to assist with the preparation of our financial statements and our compliance with SEC reporting obligations. Additionally, we intend to develop and implement consistent accounting policies, internal control procedures and provide additional training to our accounting and financial reporting personnel.

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

Our success depends to a significant extent upon the continued services of Eric I. Richman, our Chief Executive Officer and Manolo Bellotto our President and General Manager. Mr. Richman has overseen the company since July 2020 and provides leadership for our growth and operations strategy. Dr. Bellotto has overseen our pre-clinical research programs since December 2018. Loss of the services of our key personnel would have a material adverse effect on our growth, revenues and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline. As of June 30, 2021, we had 11,876.640 shares of common stock. Of these shares, only the shares of common stock sold in our IPO, plus the shares sold upon exercise of the underwriters’ option to purchase additional shares, are freely tradable without restriction in the public market immediately following our IPO.

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

As of June 30, 2021, the holders of 4,151,479 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

Set forth below is information regarding unregistered securities issued by us during the three months ended June 30, 2021. Also included is the consideration received by us for such unregistered securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Equity Awards.

From March 31, 2021 to June 30, 2021, we have granted option awards to employees,directors and consultants, covering an aggregate of 88,200 shares of common stock with a threshold amount of $10.03, in connection with services provided to us by such parties.

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

Use of Proceeds

On March 17, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-21741806), as amended, filed in connection with our initial public offering, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 4,181,818 shares of our common stock with a proposed maximum aggregate offering price of approximately $50.1 million. BTIG, LLC, and  Oppenheimer & Co. Inc. acted as representatives (the “Representatives”) of the underwriters for the offering. On March 17, 2021, we issued and sold 3,636,264 shares of our common stock at a price to the public of $11.00 per share. Upon completion of the initial public offering on March 22, 2021, we received net proceeds of approximately $34.9 million, after deducting the underwriting discounts and commissions of approximately $2.8 million and offering expenses of approximately $2.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. On March 23, 2021, the Representatives notified us of their exercise of their overallotment option in full with respect to 545,454 shares of our common stock which were delivered on March 24, 2021, we received net proceeds of approximately $5.6 million, after deducting the underwriting discounts and commissions of approximately $0.4 million

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b) relating to the Registration Statement.

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

GAIN THERAPEUTICS, INC.
(Registrant)

August 12, 2021	/s/ Eric I Richman
Date	Eric I. Richman
Chief Executive Officer
(Principal Executive Officer)

August 12, 2021	/s/ Salvatore Calabrese
Date	Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer)