Form 10-Q
period 2021-09-30
Gain Therapeutics, Inc.
filed 2021-11-12
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40237

GAIN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1726310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 220
Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 500-1556

(Registrant’s telephone number, including area code)

4800 Hampden Lane, Suite 200

Bethesda, Maryland

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of October 30, 2021: Common stock: 11,879,743.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

		September 30,	December 31,
		2021	2020
Assets
Current assets:
Cash and cash equivalents	(Note 3)	$40,979,225	$7,492,910
Restricted cash	(Note 3)	—	11,371
Accounts receivable		24,713	8,548
Prepaid expenses and other current assets	(Note 4)	550,748	257,011
Deferred offering costs		$—	$1,217,988
Total current assets		$41,554,686	$8,987,828

Non-current assets:
Property and equipment, net	(Note 5)	103,050	29,633
Internal-use software		39,329	—
Operating lease - right of use assets	(Note 6)	747,529	523,080
Restricted cash	(Note 3)	30,868	—
Long-term deposits and other non-current assets		86,998	63,817
Total non-current assets		$1,007,774	$616,530
Total Assets		$42,562,460	$9,604,358

Current liabilities:
Accounts payable	(Note 7)	789,387	961,516
Operating lease liability - current	(Note 6)	170,271	122,756
Other current liabilities	(Note 8)	2,192,518	767,380
Tax provision		10,478	1,070
Deferred income	(Note 8)	327,690	239,483
Loans - short term	(Note 10)	$86,645	$22,626
Total current liabilities		$3,576,989	$2,114,831

Non-current liabilities:
Defined benefit pension plan	(Note 9)	243,612	171,558
Operating lease liability - non-current	(Note 6)	576,456	400,324
Loans - long term	(Note 10)	$620,167	$715,656
Total non-current liabilities		$1,440,235	$1,287,538

Stockholders’ equity
Series A Preferred Stock, $0.0001 par value: nil and 1,185,879 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively		—	118
Series B Preferred Stock, $0.0001 par value: nil and 2,965,600 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively		—	297
Common Stock, $0.0001 par value: 11,879,743 and 3,543,163 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively		1,188	354
Additional paid-in capital		55,361,652	13,388,771
Accumulated other comprehensive loss		(112,078)	(152,698)
Accumulated deficit		(7,034,853)	(3,457,171)
Loss of the period		(10,670,673)	(3,577,682)
Total Stockholders’ equity		$37,545,236	$6,201,989
Total Liabilities and Stockholders’ equity		$42,562,460	$9,604,358

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Collaboration revenues	15,971	—	97,587	—
Other income	11,374	6,696	24,199	19,742
Total revenues	$27,345	$6,696	$121,786	$19,742

Operating expenses:
Research and development	(2,476,739)	(427,465)	(5,691,756)	(1,283,592)
General and administrative	(2,186,531)	(398,320)	(5,047,434)	(599,964)
Total operating expenses	(4,663,270)	(825,785)	(10,739,190)	(1,883,556)

Loss from operations	$(4,635,925)	$(819,089)	$(10,617,404)	$(1,863,814)

Other income (expense):
Interest income/(expenses), net	4,918	7	12,228	(3,258)
Foreign exchange gain/(loss), net	(27,412)	25,596	(53,245)	(48,175)
Loss before income tax	$(4,658,419)	$(793,486)	$(10,658,421)	$(1,915,247)

Income tax	(5,114)	(885)	(12,252)	(6,754)

Net Loss	$(4,663,533)	$(794,371)	$(10,670,673)	$(1,922,001)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.39)	$(0.25)	$(1.11)	$(0.80)
Weighted average common shares - basic and diluted	11,876,745	3,203,729	9,587,189	2,392,059

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,663,533)	$(794,371)	$(10,670,673)	$(1,922,001)
Other comprehensive gain/(loss):
Defined benefit pension plan	12,288	(5,009)	(27,118)
Foreign currency translation	39,752	(22,015)	67,738	(23,673)
Comprehensive loss	$(4,611,493)	$(821,395)	$(10,630,053)	$(1,945,674)

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated
Three Months Ended September 30, 2021	Shares	Amounts	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of June 30, 2021					11,876,460	1,188	54,593,827	(164,118)	(13,041,993)	41,388,904
Issuance of Common Stock due to warrants cashless exercise					3,283					—
Stock-based compensation expense							250,825			250,825
Issuance of warrants							517,000			517,000
Defined benefit pension plan								12,288		12,288
Foreign currency translation								39,752		39,752
Net loss									(4,663,533)	(4,663,533)
Balance as of September 30, 2021	—	—	—	—	11,879,743	1,188	55,361,652	(112,078)	(17,705,526)	37,545,236

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated
Nine Months Ended September 30, 2021	Shares	Amounts	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of December 31, 2020	1,185,879	118	2,965,600	297	3,543,163	354	13,388,771	(152,698)	(7,034,853)	6,201,989
Conversion of Series A Preferred Stock into Common Stock	(1,185,879)	(118)			1,185,879	118				—
Conversion of Series B Preferred Stock into Common Stock			(2,965,600)	(297)	2,965,600	297				—
Issuance of Common Stock in IPO, net of issuance costs					4,181,818	419	40,558,103			40,558,522
Issuance of Common Stock due to warrants cashless exercise					3,283
Stock-based compensation expense							553,111			553,111
Issuance of warrants							861,667			861,667
Defined benefit pension plan								(27,118)		(27,118)
Foreign currency translation								67,738		67,738
Net loss									(10,670,673)	(10,670,673)
Balance as of September 30, 2021	—	—	—	—	11,879,743	1,188	55,361,652	(112,078)	(17,705,526)	37,545,236

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated
Three Months Ended September 30, 2020	Shares	Amounts	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of June 30, 2020	1,185,879	118			1,981,765	198	4,185,706	(77,812)	(4,584,801)	(476,591)
Series A Preferred Stock issuance cost					—	—	(6,199)	—	—	(6,199)
Issuance of Series B Preferred Stock, net of issuance cost			2,965,600	297			8,713,716			8,714,013
Issuance of Common Stock, net of issuance costs					1,561,398	156	21			177
Issuance of warrants							413,887			413,887
Stock-based compensation expense							4,214			4,214
Defined benefit pension plan								(5,009)		(5,009)
Foreign currency translation								(22,015)		(22,015)
Net loss									(794,371)	(794,371)
Balance as of September 30, 2020	1,185,879	118	2,965,600	297	3,543,163	354	13,311,345	(104,836)	(5,379,172)	7,828,106

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated
Nine Months Ended September 30, 2020	Shares	Amounts	Shares	Amounts	Shares	Amounts	APIC	AOCI	Deficit	Total
Balance as of December 31, 2019	875,006	87			1,981,765	198	3,088,193	(81,163)	(3,457,171)	(449,856)
Issuance of Series A Preferred Stock, net of issuance cost	310,873	31			—	—	1,091,314	—	—	1,091,345
Issuance of Series B Preferred Stock, net of issuance cost			2,965,600	297			8,713,716			8,714,013
Issuance of Common Stock, net of issuance costs					1,561,398	156	21			177
Issuance of warrants							413,887			413,887
Stock-based compensation expense							4,214			4,214
Foreign currency translation								(23,673)		(23,673)
Net loss									(1,922,001)	(1,922,001)
Balance as of September 30, 2020	1,185,879	118	2,965,600	297	3,543,163	354	13,311,345	(104,836)	(5,379,172)	7,828,106

9

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020

Operating activities:
Net loss	$(10,670,673)	$(1,922,001)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,696	6,758
Stock based compensation expense	553,111	4,214
Issuance of warrants	861,667	—
Internally-use software	(27,059)	—
Changes in operating assets and liabilities:
Account receivables	(16,165)	6,491
Prepaid expenses and other currents assets	52,283	(48,287)
Other non current assets	(366,198)	(33,207)
Accounts payable and other current liabilities	1,245,243	126,395
Deposits	(3,761)	(584)
Tax payable	9,408	3,234
Defined benefit pension plan	44,935	6,560
Deferred income	88,208	(81,593)
Total changes in operating assets and liabilities	1,053,953	(20,991)
Net cash used in operating activities	$(8,219,305)	$(1,932,020)

Cash flows from investing activities:
Purchase of property and equipment	(83,114)	(6,275)
Net cash used in investing activities	$(83,114)	$(6,275)

Cash flow from financing activities:
Proceeds from long-term debts	—	707,886
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	1,091,345
Proceeds from issuance of Series B Preferred Stock, net of issuance costs		9,127,900
Proceeds from issuance of common shares upon completion of initial public offering, net of offering costs	42,629,998	177
Payments of deferred offering costs	(853,488)	—
Net cash provided by financing activities	$41,776,510	$10,927,308
Effect of exchange rate changes	36,270	(23,673)
Net increase in cash, cash equivalents and restricted cash	$33,510,361	$8,965,340
Cash, cash equivalents and restricted cash at beginning of period	7,504,281	313,700
Cash, cash equivalents and restricted cash at end of period	$41,014,642	$9,279,040

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

The Company has incurred recurring losses since its inception and has primarily funded these losses through proceeds from capital contributions. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents will be sufficient to fund current planned operations and capital expenditure requirements up to the second half of 2023. Accordingly, the consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The accompanying interim financial statements reflect the accounts of Gain Therapeutics, Inc., GT Gain Therapeutics SA and its branch Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim financial statements. The interim financial statements as of September 30, 2021 reflect, for all periods presented, the retroactive application of the reverse stock split that occurred on March 17, 2021. All amounts in the interim financial statements are expressed in United States Dollars (USD/$) and disclosed within these explanatory notes in United States Dollars (USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the results of its operations for the three and nine months ended September 30, 2021 and 2020, its statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its statements of cash flows for the nine months ended September 30, 2021 and 2020.

The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s final prospectus for its initial public offering (“IPO”), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 22, 2021 (the “Prospectus”).

The accompanying interim financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s consolidated financial statements as of and for the period ended December 31,2020, have not changed.

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

Foreign currency transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is USD. The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations accounts at the average exchange rates for the nine months ended September 30, 2021 and 2020. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. There were nil and $1,217,988 deferred issuance costs as of September 30, 2021 and December 31, 2020.

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

Patents

Patent-related costs, refer to legal and filing fees incurred in connection with the preparation, filing and prosecuting patent applications and are expensed as incurred due to uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

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

Before being a public company, given the absence of an active market for our common stock, we and the board of directors determined the estimated fair value of our equity instruments based on a number of factors, including prices paid for our convertible preferred stock, which we had sold to outside investors in arm’s-length transactions; our stage of development; and the fact that the grants of stock-based awards involved illiquid securities in a private company.

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

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of September 30, 2021, common stock equivalents consisted of stock options and warrants while as of September 30, 2020, common stock equivalents consisted of the Series A Preferred Stock, Series B Preferred Stock; warrants and stock options. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	September 30,	December 31,
	2021	2020
Cash	$836,984	$907,255
Money Market	$40,142,241	$6,585,655
Total cash and cash equivalents	40,979,225	7,492,910
Restricted cash	$30,868	$11,371

Restricted cash refers to amounts required under our Lugano offices lease agreements, entered in June 2021, and deposited into a restricted bank accounts as a guarantee for expenses to be incurred in case of damage to the premises noted at the termination of the lease in May 2026.

Details of the cash and cash equivalents balances as of September 30, 2021 and December 31, 2020, broken down by currency in which the funds are denominated, are reported in the following table:

	September 30,	December 31,
	2021	2020
Cash in CHF	64,847	128,074
Cash in EUR	311,623	145,726
Cash in USD	40,541,308	7,149,386

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2021	2020
Tax Credits	73,854	58,017
Prepaid and deferred expenses	185,228	198,994
Prepaid D&O Insurance	291,666	—
Total Prepaid expenses and other current assets	$550,748	$257,011

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

5. Property and Equipment, net

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020
Computer	$49,888	$25,436
Furniture and fixtures	38,082	4,865
Leasehold improvements	17,282	8,889
Laboratory instruments	20,399	3,348
Total property and equipment	$125,651	$42,538
Less: accumulated depreciation	(22,601)	(12,905)
Property and equipment, net	$103,050	$29,633

Property and equipment consist of computers, furniture and fixture, lab instruments and set-up of a conference room in our Spanish office. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives.

Depreciation expense for the periods ended September 30, 2021 and 2020 was $9,699 and $6,758, respectively.

6. Operating lease; Right of use (“ROU”) assets

Our leased assets include offices in Lugano and Barcelona and a lab in Barcelona. Our current lease portfolio consists of leases with remaining terms ranging from one year to five years. These leases contain options under which we can extend the term from two to five years. Renewal options are excluded from our calculation of lease liabilities unless because, as we grow, it is uncertain that we will exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants.

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

The breakdown of the significant components of lease accounting as of September 30, 2021 and December 31, 2020 is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	September 30,	December 31,
	2021	2020
Operating Lease
Operating lease- right of use assets	$747,529	$523,080

Operating lease liability - current	$170,271	$122,756
Operating lease liability - non current	$576,456	$400,324
Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	2.33	3.61

The components of lease expense were as follows:

	September 30,	September 30,
	2021	2020
Amortization of right of use assets	129,995	75,876
Interest of operating lease liability	3,609	6,272

Future minimum lease payments required under lease agreements with remaining non-cancelable lease terms are disclosed in Note. 18 Commitments.

7. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of September 30, 2021, and December 31, 2020, accounts payable amounted to $789,387 and $961,516, respectively. All accounts payable are due in less than 12 months. Details of the vendor outstanding payables as of September 30, 2021 and December 31, 2020, broken down by currencies in which they are denominated, are reported in the following table:

	September 30,	December 31,
	2021	2020
Vendors Payables in CHF	62,054	29,423
Vendors Payables in EUR	425,160	202,223
Vendors Payables in USD	215,560	673,600

8. Other current liabilities and deferred income

Other current liabilities and deferred income consist of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Payable for social securities	$236,245	$88,334
Accrued payroll	489,020	294,469
Accrued expenses	1,467,253	379,270
Deposit	—	5,307
Other Current Liabilities	$2,192,518	$767,380
Deferred income	327,690	239,483
Other Current Liabilities and Deferred Income	$2,520,208	$1,006,863

Accrued expenses as of September 30, 2021 and December 31, 2020 amounted to $1,467,253 and $379,270, respectively, and refer to invoices to be received from vendors for services performed and not yet billed.

Deferred income for the period ended September 30, 2021 and year ended December 31, 2020 amounted to $327,690 and $239,483, respectively, and refers to research grants received from the Eurostar/InnoSwisse and to a collaboration agreement entered with Zentalis (see note 15).

9. Pension obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of September 30, 2021 and December 31, 2020, can be summarized as follows:

	September 30,	December 31,
	2021	2020
Reconciliation of funded status:
Funded status beginning of the year	(171,558)	(126,629)
Expenses	(102,696)	(44,474)
Employer contribution	57,522	36,264
Translation difference	308	(501)
Change in AOCI over the year	(27,188)	(36,218)
Funded status	(243,612)	(171,558)

Component of net periodic pension cost:
Services cost	94,493	36,597
Interest cost	941	947
Expected return on plan asset	(4,071)	(3,564)
Amortization of (gain)/losses	11,730	10,494
Amortization of prior year service cost	(397)
Expenses	102,696	44,474

10. Loans

In March 2020, the Company obtained a CHF 14,600 ($15,813) five-year loan. The loan has zero interest and originally was due on June 30, 2025. In 2021, the maturity has been postponed to June 30, 2028. The loan is guaranteed through joint and several sureties by the Swiss government. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus.

In August 2020, the Company obtained a CHF 638,000 ($691,000) nine-year loan. The loan has zero interest. The loan is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus.

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

12. Common and Preferred Stock

As of September 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of September 30, 2021 and December 31, 2020, 11,879,743 and 3,543,163 shares of common stock, $0.0001 par value, were issued and outstanding.

No preferred stocks were outstanding as of September 30, 2021. There were 1,346,390 (1,185,879 after the 1-for-0.880784 reverse stock split) shares of Series A Preferred Stock, par value $0.0001 and 3,366,999 (2,965,000 after the 1-for-0.880784 reverse stock split) shares of Series B Preferred Stock, par value $0.0001, issued and outstanding as of December 31, 2020. The stock split did not result in any change of the original par value of the Company common and preferred stock.

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

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding stock options were proportionately reduced from 588,000 to 517,902 and the respective exercise prices, if applicable, were proportionately increased from $2.97 to $3.38 in accordance with the terms of the agreements governing such securities.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Years	Value
Outstanding as of December 31, 2020	488,000	2.97	9.70	—
Options outstanding after stock splits	429,822	3.38	9.01	—
Granted	280,280	7.11	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(1,761)	3.38	—	—
Options outstanding as of September 30, 2021	708,341	4.85	9.25	2.60

Options Outstanding				Options Exercisable
			Weighted		Weighted
		Weighted- Average Years	Average		Average
Exercise	Number	Remaining on Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$3.38	516,141	9.17	$3.38	126,549	$3.38
$7.80	104,000	9.86	$7.80
$10.03	88,200	9.61	$10.03

The intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on September 30, 2021.

As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $1,605,395 and is expected to be recognized over a period of approximately 4 years.

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

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and directors were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2021	2020
Volatility	80%	80%
Expected term (years)	4.51	7.00
Risk-free interest rate	0.59	0.67
Expected dividend yield	-	-

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2021 and 2020 was $4.30 and $2.13, respectively. Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Research and development	97,605	2,908	230,623	2,908
General and administrative	153,220	1,306	322,488	1,306
Total stock-based compensation	250,825	4,214	553,111	4,214

14. Warrants

On July, 2020, in connection with the issuance of the Series B Preferred Stock through a private placement, the Company issued equity-classified warrants to designees of the placement agent to purchase an aggregate of 269,360 shares of our common stock at an exercise price of $4.46 per share, valued in the aggregate at USD 413,887 and included in the issuance costs of the Series B Preferred Stock. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years from July 20, 2020.  On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding warrants were proportionately reduced from 269,360 to 237,249 and the respective exercise prices, if applicable, were proportionately increased from $4.46 to $5.07 in accordance with the terms of the agreements governing such securities. As of September 30, 2020, 11,862 warrants were exercised resulting in 3,283 shares having been issued following the cashless mechanism as per the terms of the agreement.

On May 6, 2021, the Company entered into nine months investing banking services and financial advisory agreement and issued equity-classified warrants to designees of the investment bank to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at USD 1,034 thousand. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants is recognized on a straight-line basis over the nine months service period as general and administrative expense. As of September 30, 2021, no warrants were exercised or exchanged.

The fair value of the warrants issued in 2020 and 2021 is estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Volatility	70%	75%
Expected term (years)	4.00	5.00
Risk-free interest rate	0.81	0.28
Expected dividend yield -	-	-

15. Collaboration Agreement

On April 20, 2021, the Company entered into a multi-target collaboration agreement with Zeno Management, Inc., a wholly owned subsidiary of Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its in-licensed SEE-Tx computational platform technology to identify binding sites on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis.

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

As of September 30, 2021, the Company recognized $98 thousand of revenues and reported current portion of deferred revenues for $224 thousand.

16. Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The other outstanding qualifying securities had no impact on the computations for the periods ended September 30, 2021 and 2020, since such instruments would have resulted in antidilutive impacts given the net losses reported for those periods.

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Series A Preferred Stock		1,185,879		1,185,879
Series B Preferred Stock		2,965,600		2,965,600
Options to purchase common stock	104,000	430,000	708,341	430,000
Warrants to purchase common stock	425,387	—	425,387	—

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

As of September 30, 2021 and 2020, there were no receivables and payables, revenues or expenses with Minoryx.

18. Commitments

The following table summarizes our obligations as of September 30, 2021 by contractual maturity:

	Total	2021	2022	2023	2024	2025	2026 and thereafter

Lease	762,073	41,258	163,945	163,945	159,931	153,206	79,788
Loans	706,812	21,662	86,646	86,646	86,645	86,645	338,568
Collaboration Agreements	1,011,959	985,914	26,045		-	-	-
Total	2,480,844	1,048,834	276,636	250,591	246,576	239,851	418,356

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

Overview

We are a development stage biotechnology company developing novel therapeutics to treat diseases caused by protein misfolding, with an initial focus on lyposomal storage diseases (“LSDs”), including rare genetic diseases and neurological disorders. We use our exclusively in-licensed platform, SEE-Tx, to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites and restore protein folding, potentially treating the underlying disease. These small molecule binding sites, away from the protein’s active areas, are called allosteric sites. We believe targeting the allosteric binding site instead of the active binding site can provide a number of advantages: superior regulation of misfolded proteins implicated in disease, enhanced specificity by being non-competitive with the natural substrate and the potential for molecules with favorable drug-like properties. While the SEE-Tx platform is novel and has not been used to develop approved drugs yet, these advantages have the potential to ultimately enhance both tolerability and response.

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

In September 2021, the Company announced positive topline data in patient-derived induced plutipotent stem cells (“iPSC”) study evaluating two compounds as a treatment for Gaucher and Parkinson’s disease. The results of the study, conducted at the University of Maryland School of Medicine, demonstrate an increase in GCase protein levels transported to the lysosomes and a decrease of glucosylceramide and alpha-synuclein p129 levels. These data provide further evidence that these compounds could have the potential to treat Gaucher disease and GBA1-associated Parkinson’s disease.

We are currently developing our STAR candidates through preclinical studies where we will continue to identify optimal lead compounds for each indication that we will advance into clinical trials. Through academic partnerships, co-development and licensing arrangements, we intend to develop a broad pipeline of therapeutics, using our novel approach for the treatment of diseases caused by misfolded enzymes. We expect to commence IND-enabling studies for our lead candidates in December 2021, and subsequently begin the process to prepare and submit investigational new drug, or IND, submissions to the FDA or other regulatory authorities seeking clearance to commence clinical research.

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating LSDs and CNS indications using our in-licensed SEE-Tx technology. To date, we do not have any product candidate approved for sale and have not generated any revenue from product sales. We have primarily financed our operations through a combination of sales of our securities and research grants. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.6 million, after deducting the underwriting discounts and commissions and offering expenses.

As of September 30, 2021, we had cash and cash equivalents of $40,979 thousand. For the nine months ended September 30, 2021, we had cash outflows from operations of $8,219 thousand. We have incurred recurring losses and negative cash flows from operations since inception and as of September 30, 2021 and December 31, 2020, had an accumulated deficit of $17,706 thousand and $7,035 thousand, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates.

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

Strategic Transactions; Collaboration and Licensing Arrangements

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

As of September 30, 2021, the Company recognized $98 thousand of revenues, reported current portion of deferred revenues for $224 thousand.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations, or CROs, and Universities, that conduct research and preclinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our Barcelona labs and Lugano office, depreciation, travel and congress expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Pre-clinical activities and outside services	1,766,205	290,288	4,021,460	655,389
Personnel expenses	736,002	214,565	1,617,414	712,449
Other	18,393	34,877	206,607	131,785
Research grants	(43,861)	(112,265)	(153,725)	(216,031)
Total research and development expenses	2,476,739	427,465	5,691,756	1,283,592

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

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our historical results of operations for the periods indicated, together with the changes in those items in dollars.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Revenues:
Collaborative Agreements	15,971	—	15,971	97,587	—	97,587
Other income	11,374	6,696	4,678	24,199	19,742	4,457
Total revenues	$27,345	$6,696	$20,649	$121,786	$19,742	$102,044

Operating expenses:
Research and development	(2,476,739)	(427,465)	2,049,274	(5,691,756)	(1,283,592)	4,408,164
General and administrative	(2,186,531)	(398,320)	1,788,211	(5,047,434)	(599,964)	4,447,470
Total operating expenses	(4,663,270)	(825,785)	3,837,485	(10,739,190)	(1,883,556)	8,855,634

Loss from operations	$(4,635,925)	$(819,089)	$3,816,836	$(10,617,404)	$(1,863,814)	$8,753,590

Interest income (expense), net	4,918	7	4,911	12,228	(3,258)	15,486
Foreign exchange gain/(loss), net	(27,412)	25,596	(53,008)	(53,245)	(48,175)	(5,070)
Loss before income tax provision	$(4,658,419)	$(793,486)	$3,864,933	$(10,658,421)	$(1,915,247)	$8,743,174

Income tax provision	(5,114)	(885)	4,229	(12,252)	(6,754)	5,498
Net loss	$(4,663,533)	$(794,371)	$3,869,162	$(10,670,673)	$(1,922,001)	$8,748,672

Net loss per ordinary share:
Basic and diluted loss per share	(0.39)	(0.25)	0.14	(1.11)	(0.80)	0.31
Weighted-average ordinary shares used in per share calculations – basic and diluted	11,876,745	3,203,729		9,587,189	2,392,059

Comparison of the three months ended September 30, 2021 and 2020

Revenues

For the three months ended September 30, 2021 and 2020 total revenues were $27,345 and $6,696 respectively and consist mainly of income from a collaboration agreement and the sublease of the Lugano office space. Collaboration revenues for the three months ended September 30, 2021 and 2020 were $15,971 and nil, respectively and refer to development services on the first target development program identified under the collaboration agreement with Zentalis.

Research and Development Expenses

Research and development expenses increased by $2,049,274 to $2,476,739 for the three months ended September 30, 2021 from $427,465 for the three months ended September 30, 2020. The increase in research and development expenses was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations for chemical synthesis, toxicology studies,  pharmacology and pharmacokinetic studies and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation. As of September 30, 2021, and 2020, research and development expense are net of research grant of $43,831 and $112,265, respectively.

General and Administrative Expenses

General and administrative expenses increased by $1,788,211 to $2,186,531 for the three months ended September 30, 2021 from $398,320 for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to increase in expenses for listing fees, legal fees relating to patent and corporate matters, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure and increases in personnel-related costs resulting from an increase in employee headcount, stock-based compensation and warrants issuance expenses.

Comparison of the nine months ended September 30, 2021 and 2020

Revenues

For the nine months ended September 30, 2021 and 2020 total revenues were $121,786 and $19,742 respectively and consist mainly of income from a collaboration agreement and the sublease of the Lugano office space. Collaboration revenues were $97,587 and nil as of September 30, 2021 and 2020, respectively and refer to a program initiation fee and development services on the first target development program identified under the collaboration agreement with Zentalis.

Research and Development Expenses

Research and development expenses increased by $4,408,164 to $5,691,756 for the nine months ended September 30, 2021 from $1,283,592 for the nine months ended September 30, 2020. The increase in research and development expenses was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations for chemical synthesis, toxicology studies, in vitro ADME and model studies, and in vivo, pharmacology and pharmacokinetic studies and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation. As of September 30, 2021, and 2020, research and development expense are net of research grant of $153,725 and $216,031, respectively.

General and Administrative Expenses

General and administrative expenses increased by $4,447,470 to $5,047,434 for the nine months ended September 30, 2021 from $599,964 for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to increase in expenses for listing fees, legal fees relating to patent and corporate matters, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure and increases in personnel-related costs resulting from an increase in employee headcount, stock-based compensation and warrants issuance costs.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. As of September 30, 2021, we had $40,979 thousand in cash and cash equivalents and an accumulated deficit of $17,706 thousand. We had an indebtedness of $707 thousand as of September 30, 2021. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share, resulting in net proceeds of approximately $40.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

In August 2020, our wholly-owned subsidiary, GT Gain Therapeutics SA obtained a CHF 638,000 or $691,000 nine-year loan. The loan has zero interest. The loan is due in quarterly installment of CHF 20,000 commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament to assist companies in Switzerland in view of the economic consequences of the coronavirus.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020

	(unaudited)
Net cash used in operating activities	(8,219,305)	(1,932,020)
Net cash used in investing activities	(83,114)	(6,275)
Net cash provided by financing activities	41,776,510	10,927,308
Net increase in cash, cash equivalents and restricted cash	33,510,361	8,965,340

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021 and 2020, net cash used in operating activities was $8,219 thousand and $1,932 thousand, respectively, resulting from our net loss of $10,671 thousand and $1,922 thousand, respectively and changes in operating assets and liabilities. The increase in cash used in operating activities resulted primarily from funding our operations related to the development of our product candidates and business expansion.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investment activities was $83 thousand and $6 thousand, respectively, primarily due to purchases of furniture, computers and lab instruments.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $41,777 thousand and $10,927 thousand, respectively, consisting of net cash proceeds of $42,630 thousand from our IPO in March 2021 and payments of deferred offering cost of $853 thousand and, net cash proceeds of $1,091 thousand from the issuance of Series A Preferred Stock in February 2020, net cash proceeds of $9,128 thousand form the issuance of Series B Preferred Stock in February 2020 and proceeds of $708 thousand from a long term loan.

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

We believe that with our existing cash and cash equivalents, as of September 30, 2021, which include the net proceeds of $40.6 million from our IPO will enable us to fund our operating expenses and capital expenditure requirements up to the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the period ended September 30, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our prospectus, dated March 17, 2021, filed with the SEC pursuant to Rule 424(b) relating to the Registration Statement.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus dated March 17, 2021 for the IPO, which was filed with the SEC on March 17, 2021 and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) December 31, 2026, (iii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years or (iv) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2021, we had cash equivalents consisting primarily of $40,142 thousand in money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Consequently, changes in market interest rates would not have a material impact on our financial position or results of operations.

As of September 30, 2021, we had debts outstanding of CHF 653 thousand ($708 thousand), guaranteed by the Swiss Federal Authority, at a zero percent interest rate, and we are therefore not exposed to interest rate risk with respect to the cost of servicing and repaying debt.

Foreign Currency Exchange Risk

We have operations in the U.S., Switzerland and Spain. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in CHF. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in CHF would have increased or decreased net loss for the nine months ended September 30, 2021 by approximately $620 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2021. Notwithstanding the material weaknesses, our management has concluded that the interim condensed condolidated financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP.

In our Prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 22, 2021 we reported material weaknesses in our internal control over financial reporting related to the financial statements close process, including (i) lack of sufficient accounting and supervisory personnel and (ii) lack of adequate procedures and controls to ensure that accurate financial statements are prepared on a timely basis. During the nine months of 2021, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate these material weaknesses. These efforts include:

●	increase of the personnel in our administration finance and control function from two to five employees;
●	establishment of a more streamlined process for the preparation and review of financial information;
●	commencement of a process aimed at strengthening, formalizing, documenting accounting processes, policies and internal controls procedures with the assistance of a professional accounting service firm for complying with the Sarbanes-Oxley Act of 2002 and provide additional training of our accounting and financial reporting personnel;
●	engagement of consultants to provide additional technical accounting expertise;
●	implementation of new technology system to automate certain processes including a purchase requisition system, expense reporting system, consolidation, budgeting and reporting and a system to track and account for stock-based awards to automate these processes.

We believe progress was made during the nine months of 2021 to enhance and strengthen our internal control over financial reporting. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating these material weaknesses. The Company will require additional time to demonstrate the effectiveness of the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	we have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;

•

we have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;

•	raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;

•

if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are unsuccessful or delayed, we will be unable to meet our future development and commercialization goals;

•

the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;

•

our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;

•

we have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;

•	clinical trials required for our product candidates are expensive and time-consuming, may face enrollment challenges and their outcome is uncertain;

•	our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic;

•	we are subject to extensive and costly government regulation;

•	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market; and

•

we rely on a license to use the technology that is material to our business and if the agreements underlying the licenses were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this prospectus and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and
●	potential product liability claims.

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

Because we have limited financial and human resources, we are currently focusing primarily on development of our GLB program (which includes our STARs for Morquio B and GM1) and our GBA program (which includes our STARs for nGD and GBA1+PD). As a result of this focus, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Prior to the IPO, we have operated as a private company that was not required to comply with the obligations of a public company with respect to internal control over financial reporting. We have historically operated with limited accounting personnel and other resources with which to address our internal control over financial reporting.

In connection with the audits of our financial statements in preparation for the IPO, we and our independent registered public accounting firm identified material weaknesses primarily related to a (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for annual reporting purposes. These deficiencies constitute material weaknesses in our internal control over financial reporting in both design and operation. We have engaged outside advisors with expertise in these matters to assist us in the preparation of our financial statements and in our compliance with SEC reporting obligations related to the IPO, and we expect to continue to do so while we remediate the material weaknesses.

We have initiated a remediation plan to address these material weaknesses, including the hiring of staff accountant and a senior level accountant with US GAAP technical knowledge to support the timely completion of financial close procedures, implement robust processes, and provide additional required technical expertise and a more streamlined process in order to prepare and review financial information; however, our control environment needs improvements, and as a result we may be exposed to errors. We plan to take additional steps to remediate the material weaknesses and improve our accounting function, implementing an ERP, and in the interim, continuing to engage third parties as required to assist with the preparation of our financial statements and our compliance with SEC reporting obligations. Additionally, we intend to develop and implement consistent accounting policies, internal control procedures and provide additional training to our accounting and financial reporting personnel.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

We also expect that significant additional capital may be needed in the future to continue our research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The rights of the holders of our securities may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the ability to designate and issue preferred stock in one or more series. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the relative voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could have the effect of discouraging, delaying or preventing a change of control of us. The possible impact on takeover attempts could adversely affect the price of our securities. Although we have no present intention to designate any series, or issue any shares, of preferred stock, other than pursuant to the IPO, we may do so in the future.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Executive Employment Agreement, effective as of October 15, 2021, between Gain Therapeutics, Inc. and Matthias Alder
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LA	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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

GAIN THERAPEUTICS, INC.
(Registrant)

November 12, 2021	/s/ Eric I Richman
Date	Eric I. Richman
Chief Executive Officer
(Principal Executive Officer)

November 12, 2021	/s/ Salvatore Calabrese
Date	Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer)