Form 10-K
period 2021-12-31
Gain Therapeutics, Inc.
filed 2022-03-25
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-40237

GAIN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1726310
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 220 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 500-1556

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	GANX	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒

						Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $10.00 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $118.7 million.

As of February 28, 2022, 11,883,368 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (“Proxy Statement”) of Gain Therapeutics, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2022 annual meeting of stockholders to be held within 120 days after the end of the Registrant’s 2021 fiscal year are incorporated by reference into Part III of this Form 10-K

GAIN THERAPEUTICS, INC.

ANNUAL REPORT FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Security Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” These include, but are not limited to, statements about:

●	our ability to develop, obtain regulatory approval for and commercialize our product candidates;
●	the timing of investigational new drug (“IND”) submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the outbreak of a novel strain of the coronavirus, COVID-19, which could adversely impact our business, including our preclinical studies and any future clinical trials;
●	the potential benefits of our product candidates;
●	our ability to obtain regulatory approval to commercialize our existing or any future product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Site-Directed Enzyme Enhancemenet Therapy (“SEE-Tx®”) platform;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use our SEE-Tx® platform;
●	our ability to identify, recruit and retain key personnel;
●	our use of net proceeds from our IPO and the sufficiency of such net proceeds to fund our operations;
●	our financial performance;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of political instability, natural disaster, events of terrorism, wars, including the recent conflict between Ukraine and Russia, and
●	other factors and assumptions described in this Annual Report on Form 10-K.

If one or more of the factors affecting our forward-looking information and statements proves to be incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, we caution not rely on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading "Risk Factors" in Item 1A of this report and the statements made in subsequent filings. Such forward-looking statements speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across,  several therapeutics areas, including, lysosomal storage disorders (“LSDs”), central nervous system disorders (“CNS”), metabolic disorders, and oncology. We use our exclusively in-licensed computational target and drug discover platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function, and treat the underlying cause of the disease. These binding sites, distinct from the protein’s active site, are called allosteric sites. We believe that targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal and partnered programs.  Discovering and targeting novel allosteric sites with our platform not only collapses traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier.

We have filed four patent applications for our novel small molecule drug candidates that are Structurally Targeted Allosteric Regulators (“STARs”). In June 2021, the Company announced the publication of two PCT patents. The first was directed at compounds targeting misfolded beta-glucocerebrosidase (GBA) addressing CNS diseases such as Parkinson’s disease, Gaucher disease, Alzheimer’s disease, and Lewy body dementia. The second was directed at compounds targeting galactosylceramidase (GALC), addressing demyelinating disorders such as Krabbe disease and multiple sclerosis.

We have identified two different STARs as the lead compounds for our Parkinson’s disease program and our Gaucher disease program and are currently developing these product candidates through preclinical studies. In September 2021, the Company announced positive topline data of an in vitro study evaluating the two STARs for the treatment of Gaucher and Parkinson’s disease in neuronal cells derived induced pluripotent stem cells (“iPSCs”) of a a patient with Gaucher disease that contained the disease-causing mutation of the GBA1 gene and from iPSCs of a healthy donor with a normal GBA1 gene, so called wild-type cells. The results of the study, conducted at the University of Maryland School of Medicine, demonstrate a significant increase in beta-glucocerebrosidase (“GCase”) protein levels, improved trafficking of GCase to the lysosome, and a significant decrease of toxic substrates glucosylceramide and alpha-synuclein p129 levels in both the neuronal cells that contained the mutated GBA1 gene as well as the wild-type cells. Alpha synuclein is consididered to be the hallmark of Parkinson’s disease. In addition, these data provides further evidence that these product candidates have the potential to treat Gaucher disease and Parkinson’s disease and slow or stop the progression of GBA Parkinson’s disease.

We expect to complete the preclinical development and submit the regulatory dossier to the Human Research Ethics Committee in Australia to initiate a first-in-human Phase 1 clinical trial in our Parkinson’s disease program, and to initiate the preclinical toxicology studies for our Gaucher program in the second half of 2022. In addition, we plan to continue to advance research programs and initiate additional programs targeting allosteric binding sites identified with the SEE-Tx® platform.  Through academic partnerships, co-development and licensing arrangements, we intend to develop a broad pipeline of therapeutics, using our novel approach of identifying and targeting previously unknown allosteric sites.

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our in-licensed SEE-Tx®  platform. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales. We have primarily financed our operations through a combination of sales of our securities and research grants. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.5 million, after deducting the underwriting discounts and commissions and offering expenses.

Our operations have consisted primarily of organizing and expanding the Company’s operation, securing financing, performing research, conducting preclinical studies and developing licensed technology. We face risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

Our Platform for Computational Target and Drug Discovery

Overview

A majority of disease-causing proteins (up to 90%) cannot be targeted due to the lack of a known binding site. Our exclusively in-licensed platform, SEE-Tx® was designed to address this problem. We use the platform to discover novel binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We focus specifically on allosteric binding sites distinct from the protein’s active, or orthosteric, binding site, where a small molecule can attach and trigger an effect that may lead to a therapeutic benefit. We refer to the small molecules we identify that bind to these allosteric sites as structurally targeted allosteric regulators, or STARs, to reflect their mechanism of action and how they are discovered.  The graphic below provided an overview of SEE-Tx®.

Allosteric Buinding Site Identification

Using the three-dimensional structure of proteins that have been experimentally derived or generated or that  predictive protein structures from the Alphafold database and our computational technology, our SEE-Tx® platform applies various computational methods and proprietary algorithms to identify and map previously uncharacterized binding sites on the proteins called “binding hotspots or allosteric binding sites.” These are key points on the protein surface where a small molecule can potentially bind. The amount, density, nature and quality of these hotspots determine the druggability of the protein, that is, if a drug-like small molecules can effectively bind to the particular site with an appropriate potency.

Advantages of Targeting Allosteric Binding Sites

 We focus on allosteric binding site, which offer a number of advantages compared to targeting the active binding site of a protein, including the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site, and the ability to identify small molecules with more favorable drug-like properties.  The graphic below provided an overview of the differences and benefits of allosteric binding sites compared to active binding sites.

Identification of Structurally Targeted Allosteric Regulatotrs (“STARs”) – Our Molecular Hypothesis

After an allosteric site has been identified, characterized and selected for targeting, we then use our proprietary structure-based virtual screening methodology to filter a pool of seven to ten million commercially-available compounds to identify those that may potentially bind to the hotspot and have a functional effect. Using this information, we develop structural templates to guide the development of a narrowed pool of unique and proprietary small molecules that bind to the newly discovered allosteric sites.

We believe our process for identifying STARs is a more efficient and effective drug discovery tool than traditional drug discovery approaches such as random high-throughput screening because we use a validated-target approach. In high-throughput screening, very large libraries of randomly selected molecules are tested for their ability to perform a specific function such as binding to a target protein. This approach typically results in a large number of positive responses that must then be laboriously analyzed to identify compounds with relevant properties and effect. In contrast, every small molecule hit identified by our platform is experimentally tested based on a two-part molecular hypothesis to confirm that (1) the compound has a positive effect on the relevant biomarkers implicated in the disease and (2) binding to the allosteric binding site identified with the SEE-Tx® platform has the intended effect on protein function. Compared to high throughput screening, our validated-target approach is significantly less expensive, significantly faster and significantly more effective. We run our SEE-Tx® simulations for target and drug discovery in supercomputer centers where we pay only for time used as and when needed. We can identify a novel allosteric site in one to two weeks, perform virtual screening in three to four weeks, and validate compounds experimentally in two to three weeks. Our average hit rate for validated compounds is 14%, which represents a greater than 1000-fold enrichment compared to traditional high throughput screening methods. In addition, traditional screening methods takes months to years to complete.

Allosteric Regulators Cover Several Mechanisms of Action

Another benefit of targeting allosteric sites, is that it allows for several different mechanisms of action. In our LSD and Parkinson’s disease programs, we have identified STARs that are designed to bind to a misfolded protein, stabilize that protein and restore protein function. However, in areas such as oncology, we have identified STARs that are designed to destabilize normal proteins by binding to a non-native or mutant form of the protein and  render  it inactive. There are several additional potential mechanisms of action including allosteric targeted protein degradation, as well as traditional allosteric inhibition or activation by inducing a conformational change to inhibit or induce binding by the natural ligand of the active site of the protein.  The graphic below provides an overview of the different mechanism of action available through allosteric binding sites.

Enzyme Misfolding and Disease

Proteins are large biomolecules that have a vast array of functions in different cell types in the body. Enzymes are a type of protein that accelerate and facilitate chemical reactions inside of cells by acting on substrates and converting those substrates into different chemical products. To perform their function in the body, enzymes and other proteins must be folded into the correct three-dimensional shape. Misfolded enzymes may not function properly, which can lead to the toxic accumulation of unprocessed substrate which is the cause of many rare genetic diseases, including LSDs and some neurodegenerative diseases such as certain forms of Parkinson’s disease. Enzyme misfolding may arise from genetic mutations that disrupt the folding pattern as well as from cellular stress due to aging and inflammation. Therapeutic small molecules that facilitate the folding of enzymes into their correct shape can restore function and the proper processing of substrate. As illustrated below, in LSDs, the gene that codes for an enzyme is mutated and results in a misfolded enzyme. The misfolded enzyme cannot traffic through the cell resulting in toxic protein accumulation. We believe that our STARs will have the ability to bind to the allosteric site of the defective enzyme and restore wild type activity and thus serve as potential therapeutic treatments for diseases. The graphic below provided an overview of the postulated mechanism of action.

Limitations of Current Therapies for the Treatment of LSDs

Current therapeutic approaches to address misfolded enzymes have inherent limitations. In standard chaperone therapy, the drug binds to the active site of the enzyme or other target protein which impairs the protein’s function to some degree by competing with the active substrate, decreasing efficacy and potentially leading to selectivity issues. Other treatments such as enzyme replacement therapy (“ERT”), in which new functional enzymes are infused into the patient, are not optimal for treating neurological conditions because currently available ERTs cannot cross the blood-brain barrier and do not address the root cause of the disease. Gene therapy, which aims to create new, functional enzymes, is not readily accepted for treating neurological conditions because the procedure is invasive in nature and the efficacy of treating neurological conditions remains to be established. Given these limitations on current therapies, we believe patients would benefit from a new therapeutic approach both on its own and, potentially, in combination with existing therapies. We believe our therapeutic approach represents a potentially significant change from current approaches by addressing protein misfolding using our efficient and proprietary ability to identify previously undiscovered allosteric sites and compounds that avoid the active sites of enzymes and cross the blood-brain barrier or penetrate other hard-to-treat tissues such as bone and cartilage. Additionally, our approach enables the less-invasive and more convenience of oral administration.

Our Pipeline of STARs

We are leveraging our SEE-Tx® technology platform to develop a pipeline of novel small molecule drug candidates to address complex diseases. The initial focus of the development pipeline was on several LSDs with high unmet medical need, but has since expanded to include CNS disorders, metabolic diseases, and oncology. The platform is disease agnostic and provides us with the ability to expand our pipeline as we continue to discover new targets. We have entered into a number of collaborations to advance the development of our programs, such as with the Michael J. Fox Foundation for Parkinson’s Research, The Silverstein Foundation, University of Illinois, Chicago and the University of Maryland; these collaborations are understandings to work together in the research of potential therapies for the treatment of specific diseases. Neither we, nor the institutions we collaborate with, are under contractual obligations to continue the collaboration and all parties retain their respective intellectual property. Additionally, we have a multi-target drug development and commercialization partnership with Zentalis Pharmaceuticals for the development of novel small molecules for the treatment of cancers.

We believe that the STARs we have selected for our product pipeline programs have high specificity to their allosteric binding site and do not interact with the active site of the enzyme target, which is designed to enhance both tolerability and response. Our technology allows us to identify STARs that have the ability to bind to both mutant and wild-type enzymes. Because they are small molecules, STARs can be administered orally, have the ability to cross the blood-brain barrier and enter hard-to-treat tissues such as bone and cartilage. We believe the ability to cross the blood-brain barrier is essential to effectively treating diseases with neurological symptoms. In addition, we believe our STARs could be used in combination with ERT or gene therapy approaches to more completely address the patient’s needs.

Programs in Preclinical Development

GCase Enzyme-Related Disorders: GBA1 Parkinson’s Disease and Neuronopathic Gaucher Disease

We are investigating the restoration of GCase enzymatic function as a treatment for Parkinson’s Disease (PD) and neuronopathic Gaucher disease (nGD), an LSD. GCase is an enzyme encoded by the GBA1 gene and found in lysosomes that is needed to breakdown the large molecule glucocerebroside (a component of the cell membrane) into sugar and fat.

Homozygous mutations of the GBA1 gene lead to the misfolding of GCase and associated degradation, which in turn can lead to accumulation of these substrates to toxic levels in the liver, spleen, bone marrow and nervous system and can result in lysosomal storage and neurodegenerative diseases. Unlike other types of Gaucher disease, none of the existing therapeutics are effective in treating nGD.

The GBA1 gene mutation most commonly associated with nGD is also found in the most pathogenic form of Parkinson’s disease (PD), where heterozygous mutations of the GBA1 gene also lead to the misfolding of GCase and reduced GCase activity, which similarly leads to accumulation of the toxic substrate alpha-synuclein, a pathological hallmark of Parkinson’s disease. Decreased GCasse activity is also observed in idiopathic PD (PD that occurs in patients without GBA1 mutuations) and Lewy Body Dementia. Currently, there is no cure for nGD or PD, and there are very limited treatment options. Current treatments such as ERT cannot address central nervous system symptoms because they cannot cross the blood-brain barrier.

Overview of GBA1 Parkinson’s Disease

Parkinson’s disease is a disorder of the central nervous system that affects movement, often including tremors. Nerve cell damage in the brain causes dopamine levels to drop, leading to the symptoms of Parkinson's disease. Parkinson's disease often starts with a tremor in one hand and other symptoms including slow movement, stiffness and loss of balance, and progresses to a severe debilitating disease that eventually require full-time home care or a transfer to a skilled nursing facility.

GBA1 Parkinson’s disease is caused by mutations in the GBA1 gene, which are among the most pathogenic risk factors for the development of Parkinson’s disease and related neurodegenerative disorders characterized by the accumulation of alpha-synuclein in cell bodies of neurons. It is widely accepted that GCase deficiency has a biological role as a modifier or facilitator of Parkinson’s disease pathogenesis in the brain. Brain autopsy studies have shown that even some cases of idiopathic Parkinson’s disease (without GBA1 mutations) exhibit decreased levels of GCase. Reduced GCase activity may enhance the risk for Parkinson’s disease by facilitating a pathological hallmark, namely alpha-synuclein accumulation. Alpha-synuclein accumulation and GCase deficiency are thought to act in a debilitating cycle. GCase deficiency can cause the accumulation of glucosylsphingosine substrate, which has been reported to directly affect the accumulation and aggregation of alpha-synuclein. In addition, increased alpha-synuclein levels can lead to less GCase activity, which in turn can lead to more alpha-synuclein accumulation.

Parkinson’s disease is reported to affect about 1 in 780 people worldwide or approximately one million worldwide. Up to 14% of patients with Parkinson’s disease carry GBA1 mutations, making it the major genetic risk factor for the disease and this rate is higher in certain patient populations. At present, there is no effective cure for Parkinson’s disease. Treatment options or potential treatments, such as ERT, are limited due to their inability to cross the blood-brain barrier and are therefore unable to prevent neurodegeneration. Current approved therapies for Parkinson’s disease are limited to symptomatic treatments such as levodopa, dopaminergic receptor agonists and inhibitors of enzymes related to dopamine metabolism such as monoamine oxidase inhibitors and catechol-O-methyltransferase inhibitors. These therapies aim to improve overall dopaminergic function. The benefits of these types of treatments diminish over time as the disease progresses, and these therapies do not impact the non-motor symptoms or the progression of the disease. As the disease progresses, the non-motor symptoms, such as dementia and cognitive impairment, can lead to severe morbidity and mortality.

Preclinical Characterization of Lead Compound GT-02287 for the Treatment of PD

 Biological Activity

We have identified the lead compound GT-02287 targeting GCase for the treatment of GBA1 and idiopathic PD. Biophysical assay results have demonstrated that our STAR compound can bind to GCase protein and increase its thermal stability. We observed a dose-dependent increase in GCase activity in normal and GCase mutant cells when treated with our STAR molecule. Additionally, GT-02287 has shown cell type and mutation specific GCase enzyme enhancement in an extended panel of patient derived cells representative of the most frequent and pathogenic GBA1 mutations related to GBA1 Parkinson’s and neuronopathic Gaucher’s disease.

To assess GCase delivery into the lysosomes upon treatment with GT-02287, HEK293 were transfected with either GBA WT, GBA L444P and GBA N370S with HaloTag, thirty hours later, compounds and a fluorescent Halo ligand that covalently binds to a pocket in the tag were added for 17 hours. Once the protein reaches the lysosome, the tag is cleaved off GCase but is resistant to lysosomal hydrolases enabling the detection of a 31 kDa fluorescent fragment that corresponds to the protein that reached the lysosome. Full length protein and lysosomal fragment were measured by western blot. Treatment with GT-02287 of transfected cells both with WT and mutated GBA1 (N370S, L444P) leads to enhanced GCase lysosomal delivery.

The efficacy of GT-02287 was assessed in an in vitro model of rat primary mesencephalic neurons where GD was chemically induced by inhibiting GCase using the irreversible inhibitor CBE. Cells were cultured, at day 6, GT-02287 was applied and after 24 hours, CBE (400 µM) was added to the culture medium for 48 hours. On day 8, the culture was fixed and stained with tyrosine hydroxylase (TH), a marker for dopaminergic neurons. Neuronal survival, neurite network was evaluated. GT-02287 was assessed at 100 nM, 500 nM, 1 µM and 12.5 µM and dose-dependently improved neuronal survival, neurite network and decreased CBE-induced a-synuclein accumulation in TH neurons.

We used an in vitro model based on patient-derived iPSCs differentiated into cortical neurons to assess the efficacy of GT-02287 in enhancing GCase enzyme activity, protein levels, translocation into the lysosomes, as well as the ability of GT-02287 in reducing toxic substates (GlcCer and a-synuclein). 45-day cortical human neurons were incubated with GT-02287 for 48 hrs. The cell pellets were washed once with 1xPBS and stored at -80°C. Sphingolipids were extracted from pelleted cells and analyzed by LC-MS and data was collected form three independent experiments.

We reported that GT-02287 increased GCase enzyme levels, co-localization of GCase with lysosomes, reduced both phosphorylated and aggregated a-synuclein as well as reduced GlcCer accumulation in L444P/RecNcil and L444P/L444P patients (see figure below).

Toxicology and Safety

GT-02287 was administered in mice with IV (3 mice per dose group) and oral administration (12 mice per dose group). GT-02287 was safe up to 60 mg/kg IV and was well tolerated up to 120mg/kg PO BID following sub-chronic twelve days treatment. Additional non-clinical studies, which include toxicology, safety and pharmacology studies are currently ongoing for GT-02287.

Pharmacokinetics

We examined promising STAR molecules in neuro-PK studies to evaluate their brain penetration properties. GT-02287 showed high brain exposure with a brain-to-plasma ratio level greater than one. Additional PK studies will be performed as part of the regulatory non-clinical study package.

Pharmacology

A preclinical rotenone-induced Parkinson’s disease model in rats demonstrated that oral administration of GT-02287 leads to a dose-dependent depletion of total and phosphorylated alpha-synuclein, increase in tyrosine hydroxylase, reduction of microgliosis as well as improvement in rearing behavior. GT-02287 was administered orally, twice a day for 7 days, to ten rats per group and samples were collected one day after final administration. Rearing behavior and locomotion assessment has been performed at day 8.

Overview of GBA Gaucher Disease

Gaucher disease is an inherited LSD caused by homozygous mutations of the GBA1 gene that result in the misfolding and subsequent dysfunction of beta-glucocerebrosidase (GCase), an enzyme that breaks down fatty chemicals in the body. Gaucher disease is traditionally classified according to one of three types. Type 1 Gaucher disease is traditionally referred to as a non-neuronopathic form of the disease, for which some treatments are available, but evolving science has shown that patients with type 1 Gaucher disease may also manifest neurological symptoms later in life. Current ERT and gene therapy treatments are unable to address the onset of type 1 neurological symptoms because these treatments are unable to cross the blood-brain barrier. Unlike Gaucher disease type 1, Gaucher disease types 2 and 3 have early onset brain degeneration that gets progressively worse over time. For this reason, Gaucher disease types 2 and 3 are known as neuronopathic Gaucher disease (nGD). Currently, there is no effective treatment for the severe brain degeneration associated with Gaucher disease types 2 and 3. In type 2 Gaucher disease, there is neurological impairment that presents before birth through the first months of life, progresses rapidly, and is typically fatal within two years. It is a devastating disorder characterized by neurodegeneration and brainstem dysfunction. Additionally, infants with Gaucher disease may have abnormally large organs, deficiency in growth, seizures and compromised swallow and airway problems. Gaucher disease type 3 (also known as chronic neuronopathic Gaucher disease) is thought to be the most common type worldwide. It has a later and more gradual onset compared with type 2. People with Gaucher disease type 3 may survive into adulthood with a wide variety of signs and symptoms, including seizures, skeletal irregularities, eye movement disorders, cognitive and coordination problems as well as enlarged liver and spleen, respiratory problems and blood disorders.

Gaucher disease is caused by alterations in the GBA1 gene that encodes GCase, an enzyme which catalyzes a key step in breaking down glucosylceramide and glucosylsphingosine. Partial or complete loss of GCase activity can cause the buildup of glucosylceramide and glucosylsphingosine in the lysosomes of macrophages and the accumulation of these lipid substrates within the CNS can result in neurological symptoms.

The prevalence of Gaucher disease type 1 (non-neuronopathic Gaucher disease) is reported as 1:57,000 to 75,000 people worldwide. Type 1 is the most common form in Western countries (around 95%). The prevalence of type 2 and type 3 Gaucher disease (so called neuronopathic Gaucher disease, or nGD) is approximately 1:100,000 people worldwide, and these forms are the most common in non-Western countries, especially in Asian countries where they make up more than 50% of the Gaucher disease patient population. At present there are no available treatment options for neuronopathic Gaucher disease, but ERT is still used to address organ enlargement, hematological manifestation and bone disease, as well as to improve the quality of life for these patients. ERT does not cross the blood-brain barrier and is not efficient in treating neurological manifestations, therefore creating a significant unmet medical need in this patient population.

Preclinical Characterization of GT-02329 for the Treatment of Gaucher Disease

We have identified the lead compound GT-02329 targeting GCase for nGD. Biophysical assay results have demonstrated that our STAR compound can bind to GCase protein and increase its thermal stability. We observed a dose-dependent increase in GCase activity in normal and GCase mutant cells when treated with our STAR molecule. The efficacy of GT-02329 in depleting GlcSph (Lyso-Gb1) was assessed in dopaminergic neurons BE(2)-M17 carrying either wild-type or L444P GBA1 mutation after treatment for 10 days with 25 μM of compound.  As shown in the figures below, treatment with GT-02329 of cells bearing wild-type and L444P GCase leads to a decrease of glucosylsphingosine. Media exchange with compound was performed after 3 days, then after 4 days and finally cells were harvested after 3 additional days.  GlcSph (Lyso-Gb1) levels were quantified by LC-MS.

STAR compounds decrease glucosylsphingosine levels in the neuronal cell model

Supported by a grant from the Michael J. Fox Foundation and the Silverstein Foundation, the promising compounds were further evaluated in a neuronal cell model developed by the Vall d’Hebron Research Institute. These neuronal cell lines express either normal or mutated GCase and display alpha-synuclein accumulation. Since accumulation of alpha-synuclein is the pathological hallmark of Parkinson’s disease, the use of these cell lines is important to determine the capacity of STAR compounds to decrease accumulation of the most pathogenic form of alpha-synuclein, namely phosphorylated alpha-synuclein (p-synuclein) through enhancement of GCase activity.

In a study with patient-derived iPSCs, 45-day cortical human neurons were incubated with GT-02329 for 48 hrs. The cell pellets were washed once with 1xPBS and stored at -80°C. Sphingolipids were extracted from pelleted cells and analyzed by LC-MS and data was collected form three independent experiments. In this study, GT-02329 was shown to enhance GCase levels and co-localization with lysosomes, and to decrease phosphorylated a-synuclein.

Pharmacokinetics

We examined STAR molecules in neuro-PK studies to evaluate their brain penetration properties. GT-02329 showed high brain exposure with a brain-to-plasma ratio level greater than one. Additional PK studies will be performed as part of the regulatory non-clinical study package.

Pharmacology

A preclinical mouse model demonstrated that oral administration of GT-02329 significantly enhances WT GCase activity both in striatum and plasma and the effect is dose-dependent. GT-02329 was administered orally, twice a day for 12 days, to ten mice per group and samples were collected one hour after the final administration.

Pipeline Programs in Research Phase

In addition to our preclinical stage programs for PD and nGD, we have a range of programs in LSDs and a program in a metabolic disease that are in various stages of research.

GLB Enzyme-Related Disorders: GM1 Gangliosidosis

GLB is an enzyme found in lysosomes, which are compartments within cells that degrade and recycle different types of molecules, including toxic molecules. GLB is essential for the breakdown of GM1 and keratan sulfate, which serve important functions in the brain and other tissues. Misfolding of GLB allows these substrates to build up to toxic levels and leads to the diseases GM1 Gangliosidosis.

GM1 gangliosidosis is a rare and often life-threatening LSD in infants (type 1), juveniles (type 2) and adults (type 3). It manifests in a continuum of clinical severity by type. In type 1 or the infantile form, the onset is observed earlier and is a more severe and rapidly progressive disease. Type 2 and 3 are less severe manifestations and have slower progression with a juvenile or adult onset. The infantile form of the disease is characterized by onset in the first year of life with symptoms including hypotonia (reduced muscle tone), progressive CNS dysfunction that can lead to deafness, blindness, enlarged liver and spleen rigidity, and progressive skeletal dysplasia that can result in restrictive lung disease and aspiration pneumonia. The disease rapidly progresses, with a life expectancy of two to four years. Juvenile GM1 manifests between 18 months and five years of age with a slower progression compared to infants. The average life expectancy for type 2 GM1 is typically 10 years. Adult GM1 has an onset age between three and 30. While it is less severe and progresses at a slower rate than infantile or juvenile GM1, adult GM1 causes debilitating symptoms, including muscular atrophy, corneal clouding and dystonia.

The prevalence of GM1 is approximately 1:100,000 to 200,000 live births worldwide. Currently, there is no effective cure for GM1, and symptomatic treatment options, including substrate reduction therapy, ERT, bone marrow transplantation, stem cell transplantation and gene therapy are limited or still under development. Existing approaches are unable to address both the neuronal and systemic symptoms because current treatment options cannot cross the blood-brain barrier or reach other hard-to-treat organs such as bone.

In Vitro and In Vivo Characterization of STARs for the Treatment of GM1 Gangliosidosis

We have identified novel STAR molecules targeting GLB through our SEE-Tx® platform and conducted our initial studies on these compounds. Binding of two of these compounds to the GLB target has been confirmed using a biophysical assay. Preclinical studies indicate that our STARs help mutated GLB escape premature degradation and travel to the lysosome where it can perform its catalytic activity. These preliminary studies were conducted in vitro using cells that carried the GLB1 mutation.  In addition, one compound showed clearance of the toxic GM1 ganglioside accumulation in GM1-affected canine cells.

We also tested the GLB-targeting compounds in an acute toxicity study in mice after oral administration. No abnormal clinical signs were observed and there were no mortalities at the tested dose levels. As such, we have not yet established a maximum tolerable dose in mice.  Further, we performed preliminary pharmacokinetic (PK) studies with the GLB-targeting compounds in mice confirming that the compounds showed positive brain-penetrating properties. In oral bioavailability studies in mice, we found no central or peripheral clinical abnormalities, and the brain to plasma ratio was greater than one at each dose tested while the bone to plasma ratio increased approximately 3-fold over time from one hour to eight hours. The pharmacokinetic profile was completed with PK studies of one compound after repeated treatments to obtain safety information and exposure in tissues including brain and bone, showing that it was generally well-tolerated after seven days of treatment without showing clinical signs. Comparable plasma exposure was observed at oral doses at two dose levels, and accumulation was not observed after seven days of treatment. Brain concentrations were quantifiable up to eight hours following the last dose showing brain and bone exposure.

After conducting initial pharmacological studies in 2021, we are currently testing additional compounds in in vitro assays to provide the basis for a decision on the lead series selection.

IDUA Enzyme-Related Disorders: Mucopolysaccharidosis Type 1 (MPS1)

IDUA is an enzyme in lysosomes needed to breakdown large sugar molecules called glycosaminoglycans (GAGs), especially heparan sulfate and dermatan sulfate. The misfolding of IDUA can allow substrate to build up to toxic levels in the bone and cartilage and can result in MPS1. There is no cure for MPS1, and treatment options to address symptoms such as enzyme replacement therapy or ERT, laronidase®, and bone marrow transplants are limited.

We have identified a STAR targeting IDUA and are applying medicinal chemistry approaches to generate proprietary compounds. Preclinical studies of this compound have shown that in healthy cells, this STAR can stabilize recombinant IDUA and increase its activity. Additionally, when this STAR is co-administrated with laronidase, there is a dose-dependent increase in IDUA activity levels in vitro and in mice.

Overview of MPS1

MPS1 is a rare LSD that presents as a spectrum of symptoms that can include severe impairment of the CNS. Because there is no clear delineation between the syndromes, patients are best described as having one of two subtypes, severe MPS1 or attenuated MPS1. Patients with severe MPS1 typically have earlier onset of symptoms and experience a decline in intellectual function and a more rapid disease progression.

Symptoms include abnormal formation of the soft tissue of the face, enlarged vocal cords, enlarged liver and spleen, heart valve defects, short stature, joint deformities, corneal clouding, macrocephaly, hydrocephalus, hearing loss, development delays and regression. Children with severe MPS1 usually do not live past the age of 10. Patients with attenuated MPS1 make up approximately 55% of all MPS1 cases and present a variety of symptoms that tend to be less acute than in those seen in severe MPS1. Due to their longer life span, attenuated MPS1 patients also make up a larger fraction of the patient population.

MPS1 results from mutations in the gene encoding IDUA, an enzyme responsible for the hydrolysis of glycosidic bonds in terminal α-L-iduronic acid residues of complex glycosaminoglycans (GAGs), such as heparan sulfate and dermatan sulfate. Impaired degradation of these molecules can lead to their accumulation within lysosomes and triggers a complex cascade of intracellular events ultimately leading to multisystem morbidity caused by tissue damage and organ dysfunction.

The prevalence of severe MPS1 is reported as affecting about 1 in 100,000 live births. Attenuated MPS1 is less common and occurs in about 1 in 500,000 live births. At present, there is no effective cure for MPS1 and there are limited treatment options to address symptoms such as enzyme replace therapy or ERT, laronidase, and bone marrow transplants. These approaches, however, do not cross the blood-brain barrier or penetrate the hard to treat tissues like cartilage.

Preclinical Characterization of IDUA Compounds

Biological Activity

We have identified certain compounds that bind to an allosteric site on IDUA with functional effect. We plan to use this compound as a starting point to generate proprietary compounds. These compounds have been shown to stabilize IDUA and protect the enzyme against denaturation in physiological conditions. Preclinical cell-based studies indicate that stability and cellular uptake of IDUA is enhanced when co-administered with these compounds in MPS-affected fibroblasts.

Toxicology and Safety

The acute toxicity of these preliminary test compounds was investigated after acute intravenous administration to mice to provide information on the maximum tolerated dose to be used in pharmacology studies and determined the maximum tolerable dose for intravenous administration in mice.

Pharmacokinetics

We performed a neuro-PK study in mice after intravenous administration and determined the compound was not detected in the brain. However, these compounds showed tissue distribution in bone and cartilage, the relevant tissues for MPS1,  after oral administration in mice, which is critical for a potential treatment of MPS1 as current treatments are ineffective at penetrating bone and cartilage. Additionally, at higher doses limited brain penetration was observed and the low brain penetration of this compound was confirmed from a pharmacology study performed.

Pharmacology

Combination therapy of STARs with pharmacological chaperones and ERT can improve tissue uptake and reduce ERT’s immunogenicity by stabilizing the enzyme in its properly folded and active form in vivo. In preclinical studies, one of our STAR compounds was co-administered with laronidase (Aldurazyme®), an approved enzyme replacement therapy, intravenously to mice. Data show the combination treatment stabilized the recombinant enzyme, increasing enzymatic activity levels in plasma, liver, bone and cartilage in a dose-dependent manner. Bone and cartilage represent the most critical medical need due to poor ERT uptake in these tissues. The benefit of combination therapy is particularly noticeable at longer times.

GALC Enzyme-Related Disorders: Krabbe Disease

We are investigating the restoration of GALC function as a treatment for Krabbe disease. GALC is an enzyme in lysosomes needed to breakdown galactolipids, which are fats primarily found in the nervous system and kidneys. Among the galactolipids that GALC breaks down are galactosylceramide, which is an essential component of neuronal myelin, and psychosine, which is formed during myelin production and is toxic to cells. The misfolding of GALC can result in the toxic accumulation of galactosylceramide, inhibiting myelin production, and of psychosine, leading to demyelination of cells and ultimately to Krabbe disease. There is no available cure for Krabbe disease. Current developments in invasive procedures such as bone marrow transplants have not been shown to provide significant neurological improvements, and most developments in gene therapy treatments are still in the preclinical stages.

We have identified compounds that bind to allosteric sites on GALC and stabilize the enzyme in vitro. We are continuing our development of these promising molecules.

Overview of Krabbe Disease

Krabbe disease is a severe neurological condition that is part of a group of disorders which result from the loss of myelin (demyelination) in the CNS. Myelin is the protective covering around neurons that ensures the rapid transmission of neural signals. The most common form of Krabbe disease, the infantile form, usually begins before the age of one. Initial symptoms typically include irritability, muscle weakness, feeding difficulties, episodes of fever without any sign of infection, stiff posture and delayed mental and physical development. As the disease progresses, muscles continue to weaken, affecting the infant’s ability to move, chew, swallow and breathe. Affected infants also experience vision loss and seizures. Because of the severity of the condition, individuals with the infantile form of Krabbe disease rarely survive beyond the age of two. The less common forms, those that have a later onset, begin in childhood, adolescence, or adulthood. Vision problems and walking difficulties are the most common initial symptoms in these late-onset forms of the disorder, however, signs and symptoms vary considerably among affected individuals. Individuals with late-onset Krabbe disease may survive many years after the condition begins.

Krabbe disease is an inherited LSD caused by mutations in the gene GALC. In affected individuals, GALC substrate psychosine accumulation can trigger a neuroinflammatory response, a loss of myelin forming cells and a progressive demyelination of the central and peripheral nervous systems.

The prevalence of Krabbe disease is reported as about 1 in 100,000 to 1 in 250,000 live births worldwide. At present, there is no effective cure or disease-modifying treatment for Krabbe Disease. Treatment of a child who is symptomatic before six months of age is supportive and focused on improving quality of life and avoiding complications. For older individuals, treatment with HSCT is individualized based on disease burden and manifestations, but it serves to delay disease progression and is not an effective cure.

Preclinical Characterization of GALC STAR Lead Compounds

Biological Activity

We have identified several compounds that bind to allosteric sites on GALC and are able to stabilize GALC against thermal denaturation. STAR molecules were tested in vitro in transfected HEK293 cells bearing different mutations (WT, G286D, T529M). We examined promising STAR molecules in neuro-PK studies to evaluate their brain penetration properties. Several of the compounds selected showed enhanced enzyme enhancement and high brain exposure with a brain-to-plasma ratio level greater than one.

In collaboration with Ernesto R. Bongarzone, Ph.D., Professor in Neuroscience at the College of Medicine at the University of Illinois, Chicago, initial compounds from this program were tested in mouse glial cultures and cell lines with relevant GALC mutations to measure their effect on GALC enzymatic activity and psychosine levels. We showed that the tested compounds showed significant reduction in psychosine levels in glial cultures.

ARSA Enzyme-related Disorders: Metachromatic Leukodystrophy (MLD)

We are investigating the restoration of ARSA function as a treatment for Metachromatic Leukodystrophy. ARSA is an enzyme in lysosomes needed to breakdown sulfatides and sulfate-containing lipids, which are critical constituents in the nervous system comprising approximately 5% of the myelin lipids. The misfolding of ARSA can result in the toxic accumulation of sulfatide in the nervous system, which eventually leads to myelin breakdown (leukodystrophy) and a progressive neurologic disorder.

We have identified two potential allosteric sites and have selected 133 virtual hits obtained from virtual screening with whom to start experimental hit confirmation.

Overview of MLD

Metachromatic leukodystrophy is an autosomal recessive hereditary neurodegenerative disease caused by mutations in the ARSA gene, which encodes the lysosomal enzyme arylsulfatase A. At least 280 ARSA pathogenic variants have been reported, mostly missense mutations. Impaired breakdown of sulfatides and sulfate-containing lipids due to ARSA deficiency in the nervous system eventually leads to myelin breakdown (leukodystrophy) and a progressive neurologic disorder. The exact molecular pathogenic processes of demyelination in MLD are poorly understood.

The clinical presentation of MLD is heterogeneous with respect to the age of onset, the rate of progression, and the initial symptoms. The clinical manifestations and a degree of neurodegeneration depend on the type of mutation and the level of enzyme deficiency. Three clinical subtypes of MLD are primarily distinguished by age of onset:

●Late-infantile MLD, comprising 50%-60% of affected individuals
●Juvenile MLD, approximately 20%-30%
●Adult MLD, approximately 15%-20%

Although the presenting symptoms and age of onset vary, all individuals eventually develop complete loss of motor, sensory, and intellectual functions. The disease course may be from several years in the late-infantile-onset form to decades in the juvenile- and adult-onset forms. Death most commonly results from pneumonia or other infection. Life span correlates roughly with the age of onset but can be quite variable, particularly in the later-onset forms.

Current management is still mostly symptomatic and/or relies on HSCT; however, Libmeldy® (ex vivo gene therapy) has been the first disease-modifying treatment to be approved to date (Dec 2020 in the EU, Ph III in US) and is administered to patients with:

●late infantile or early juvenile forms of the disease who have not yet developed symptoms;
●early juvenile forms who have initial symptoms but can still walk independently and have not yet developed mental deterioration.

There are still limitations and unmet medical needs connected to ex vivo gene therapy. First, it cannot be administered to patients with manifested clinical symptoms therefore it is not ideal for late-onset forms. Moreover, it is very expensive and must be performed in specialized centers since autologous HSCs are transduced ex vivo with ARSA-encoding lentiviral vector and reinfused after the patients had been treated with a myeloablative regimen. Moreover, there is no data yet available on how effective this cross-correction is in the long-term (>15 y).

The overall prevalence has been reported at between 1:40,000 and 1:160,000 worldwide. The disorder is pan ethnic; however, most data come from European and North American populations, where prevalence ranges from 1:40,000 to 1:100,000. Incidence is estimated to be 1:40,000 births in the United States of America. Males and females are affected equally and there is no difference in survival.

Primary Screening

Hit identification was completed with two orthogonal techniques: hit confirmation was obtained for 8 of 35 compounds (23% hit rate) with consistent Kd-range in the two-digit μM. Hit analoging was completed with 82 analog compounds tested in dose-response assay. A positive signal was obtained for 22 of 82 compounds (27% hit rate) with consistent Kd-range in the two-digit µM.

Rare Metabolic Liver/Lung Disorder

We are investigating the stabilization of an undisclosed enzyme to avoid its gain of function in the liver and provide a treatment for a rare lung/liver disease. We have identified one allosteric site and have selected 146 virtual hits obtained from virtual screening with whom to start experimental hit confirmation.

Primary Screening

Hit identification completed with Surface Plasmon Resonance (SPR) at one concentration and in dose-response. Binding was confirmed for 23 of 146 compounds (15.6% hit rate). Hit analoging was completed with 85 analog compounds tested in a SPR dose-response assay. Positive signal was observed for 4 of 85 compounds.

Competition

The biotechnology and pharmaceutical industries, including the rare disease field, are characterized by rapidly changing technologies, intense competition and a strong emphasis on intellectual property.

We are not aware of any other companies that are taking the therapeutic approach to protein folding disorders similar to the one we are pursuing. However, we are aware of companies developing gene therapy approaches for our target indications. For example, Axovant Gene Therapies, Ltd., recently began clinical trial for its gene therapy treatment for juvenile GM1, and Lysogene, S.A. is expected to initiate a clinical trial for its gene therapy treatment for GM1. Additionally, other companies are developing product candidates for the treatment of Krabbe disease such as Chiesi, Ranedis, Passage Bio, MediciNova and Polaryx, which are in the discovery and preclinical stages, and Magenta which is developing a cell-based approach for various inherited metabolic disorders, including Krabbe disease, which is in clinical trials. Companies such as Prevail Therapeutics and Apollo Therapeutics are developing candidates targeting GCase and GBA1 to address type 2 and type 3 Gaucher’s disease and are in the preclinical and clinical stage for certain candidates. We may also face competition from large pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions with genetic medicine and other therapeutic approaches.

Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources than we do. These may include larger research and development, clinical, marketing and manufacturing organizations and resources. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For more information about the risks and challenges we face, see "Risk Factors" under Item 1A of this Annual Report on Form 10-K.

Strategic Transactions; Collaboration and Licensing Arrangements

In connection with our business development activities, we enter into collaborative and licensing arrangement with third parties, to use our licensed SEE-Tx® computational platform technology to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaborations and licenses that we have entered into.

Sumitomo Dainippon Pharma Co.

 In September 2020, we entered into a strategic research collaboration agreement with Sumitomo for the research and development of structurally targeted allosteric regulators to restore functional activity of defective lysosomal enzymes in rare genetic and demyelinating diseases. While the goals of the first phase of the research project have been achieved, Sumitomo determined not to continue the research collaboration, and informed the Company on March 22, 2022, that it will send a formal notice letter in due course.

Zentalis Pharmaceuticals, Inc.

On April 20, 2021, the Company entered into a multi-target collaboration agreement with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its licensed SEE-Tx® computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimburse of expenses incurred by the Company in accordance with the agreed-upon research budget.

With respect to any development program, and subject to the delivery of the data package, the Company granted to Zentalis an option to obtain an exclusive, transferable worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any products resulting from the development program. Zentalis may exercise the option, at its reasonable discretion, and shall use commercially reasonable efforts to develop and obtain market approval for products developed from the applicable programs.

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

In May 2021, the first target development program was identified, and the estimated development cost were approved and collected in July 2021. The transaction price of this first target development program includes (i) $50 thousand of fixed consideration as program initiation fee, (ii) up to $272 thousand as reimbursement for employee and external research and development cost, (iii) $250 thousand subject to the exercise of a research program option, (iv) up to $41.5 million of variable consideration in the form of event-based milestone payments, if goals will be met in the future, and (v) other royalty-based payments based on future net sales.  The research project is progressing in accordance with the agreed upon research plans.

Minoryx Therapeutics, S.L.

We have entered into a license agreement, dated December 20, 2017 (the “Minoryx License Agreement”), with Minoryx Therapeutics, S.L., a company organized under the laws of Spain (“Minoryx”), pursuant to which we obtained exclusive worldwide license rights from Minoryx to use and exploit its intellectual property (“IP”), including its SEE-Tx® discovery platform for the identification of non-competitive pharmacological chaperones and exclusive worldwide sublicense rights to certain IP licensed by Minoryx from the University of Barcelona and the Institució Catalana de Recerca i Estudis Avançats. Under the terms of the Minoryx License Agreement, we have an exclusive, worldwide, royalty-bearing, assignable, transferable license, including the right to license through multiple tiers of sublicense, to Minoryx’s IP to make, have made, use, import, export, offer to sell, have sold, copy, modify, perform, display, create derivative versions of products in the licensed field or otherwise to exploit Minoryx’s IP in the field. Minoryx’s IP includes the Site-Directed Enzyme Enhancement Therapy (SEE-Tx®) discovery platform for identification of non-competitive pharmacological chaperones, certain proprietary Minoryx compounds acting as pharmacological chaperones, all patents and pending applications related thereto and Minoryx’s Know-How and Trademark related to the SEE-Tx® platform. We also have an exclusive, worldwide, royalty-bearing, assignable, transferable sublicense, including the right to sublicense through multiple tiers of sublicense, to the IP of Universitat de Barcelona (UB) and Institucio Catalana de Recerca i Estudis Avancats (ICREA) in EP11380102 and know-how and software related thereto, for the purpose of making, having made, using, importing, offering to sell, selling and having sold, copying, modifying, performing, displaying, and creating derivative versions of products in the field. Under the Minoryx License Agreement, products include any product in the field that would infringe the UB/ICREA IP or the Minoryx IP in the absence of the license provided therein. Also, field encompasses any field of use and commercialization of the UB/ICREA IP or the Minoryx IP. Unless earlier terminated, the Minoryx License Agreement expires upon expiration of the royalty term, which occurs ten years after the first product covered by the licensed IP is commercialized. Khalid Islam, the Chairman of our board of directors and one of our founders, is currently the Chairman of the board of directors of Minoryx.

As consideration for the license grant from Minoryx, we have agreed to pay Minoryx royalties on a product-by-product basis based on the licensed IP used by us, ranging from a high single digit to low single digit percentage of net revenues of products during the royalty term commencing on the effective date of the Minoryx License Agreement and continuing until the 10th anniversary of the first product commercialization. Upon the expiration of the royalty term for a product or service in a country, the license with respect to the product or service, as the case may be, shall become royalty-free, fully-paid, irrevocable and perpetual.

In addition to royalties, we will pay Minoryx certain milestones payments of 1.25% of any consideration received by us in the event of a sale of our company or substantially all of our assets, including by merger, change of control, or reorganization.

The Minoryx License Agreement will terminate upon expiration of the royalty term (which is the 10th anniversary of the commercialization of the first product covered by the licensed IP) or by mutual agreement. In addition, each party has the right to terminate the Minoryx License Agreement upon a material breach by the other party that remains uncured. Minoryx has the right to terminate the Minoryx License Agreement on a country-by-country basis if we abandon the technology or use the technology for purposes in violation of law and we fail to cure such abandonment or unlawful use. We may terminate the Minoryx License Agreement at any time upon 90 days’ written notice.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and our product candidates that are important to the development and implementation of our business.

As of February 2022, our patent portfolio consisted of five pending European patent applications and related national stage applications. In regards to our SEE-Tx® Technology, we in-license a European patent under the Minoryx License Agreement, which is owned by UB/ICREA and has claims directed to a method of binding site and binding energy determination by mixed explicit solvent simulations. This patent is expected to expire in 2032.

In regards to our GLB program, we in-license from Minoryx pursuant to the Minoryx License Agreement, a patent family with a pending European patent application with claims directed to composition of matter and 8 foreign patent applications pending in such jurisdictions such as Canada, Australia, Japan, Europe, and China. These patents applications, if issued, are expected to expire in 2037, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In regards to our GBA program, we in-license from Minoryx pursuant to the Minoryx License Agreement, a patent family with a pending European patent application with claims directed to composition of matter and 8 foreign patent applications pending in such jurisdictions such as Canada, Australia, Japan, Europe, and China. These patent applications, if issued, are expected to expire in 2037, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date or the filing date of a PCT application that designates the United States. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date, which is typically the filing date of the PCT application. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our collaborators and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as amended, its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, withdrawal of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the U.S. generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
●	submission to the FDA of an IND application, which must become effective before clinical trials may begin;
●	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	submission to the FDA of an NDA;
●	a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
●	satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
●	payment of user fees for FDA review of the NDA; and
●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S

Preclinical Studies and Clinical Trials for Drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research patients will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trial are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor can submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

●Phase I—Phase I clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
●Phase II—Phase II clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
●Phase III—Phase III clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the severity or rate of a serious suspected adverse reaction over that listed in the investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements.

The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Marketing Approval for Drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. An NDA must contain proof of the drug’s safety and efficacy. The marketing application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, program to ensure that the benefits of the drug outweigh its risks. The REMS program could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act of 1983, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making the product available in the U.S. for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs for Drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase I, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and Accelerated Approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under Priority Review, the FDA must review an application in six months compared to ten months for a standard review.

Additionally, products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for Accelerated Approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

U.S. Post-Approval Requirements for Drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve applications or supplements to approved applications, or withdrawal of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; and
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Healthcare Reform

In March 2010, Congress passed the Affordable Care Act, or the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA, for example, contains provisions that subject products to potential competition by lower-cost products and may reduce the profitability of products through increased rebates for drugs reimbursed by Medicaid programs; address a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increase the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establish annual fees and taxes on manufacturers of certain branded prescription drugs; and create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing constitutional challenges in the U.S. Supreme Court, the Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business.

Other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted:

●	The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional Congressional action is taken. These Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic.
●	The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
●	The Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years.
●	In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. For example, the U.S. government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint,” or plan, to reduce the cost of drugs. The Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, we may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Individual states in the U.S. have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the sale, marketing, coverage, and reimbursement of products regulated by CMS or other government agencies. In addition to new legislation, CMS regulations and policies are often revised or interpreted by the agency in ways significantly affecting our business and our products.

Other Healthcare Laws and Regulations

If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing strategies. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. Violations of the federal Anti-Kickback Statute can result in significant civil monetary and criminal penalties, per kickback plus three times the amount of remuneration and a prison term per violation. Further, violation of the federal

Anti-Kickback Statute can also form the basis for False Claims Act liability (discussed below). A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only government programs.

Additionally, the civil False Claims Act (the “FCA”) prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal government continues to use the FCA, and the accompanying threat of significant liability, in its investigations and prosecutions of pharmaceutical and biotechnology companies throughout the U.S. Such investigations and prosecutions frequently involve, for example, the alleged promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with the FCA and other applicable fraud and abuse laws.

We may be subject to the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Federal government price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs.

The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals, as well as physician ownership and investment interests in the manufacturer. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.

As noted above, analogous state laws and regulations, such as, state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. There are also state and local laws that require the registration of pharmaceutical sales representatives.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

Government Regulation of Drugs Outside of the United States

To market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

●Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
●National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
●Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
●Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country.
●Following authorization through either procedure, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the U.S. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, or CTIS, the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data patients residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FD&C Act also can delay the submission or the approval of certain applications. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Employees and Human Capital Resources

As of December 31, 2021, we had twenty-five full-time employees and four part-time employees. Twelve employees are based in Barcelona, Spain, fourtheen employees are based in Lugano, Switzerland and three employees are based in Bethesda, Maryland. Of these twenty-nine employees, twenty are engaged in research and development activities and nine are engaged in finance, investor relations, business developments and general management. Our employees in Spain are subject to a national collective labor agreement, Convenio General de la Industria Quimica. National agreements are negotiated collectively between the national associations of companies within a given industry and the respective national unions. We consider our relationship with our employees to be good and have not experienced any work stoppages. In addition, we maintain consulting arrangements with a number of scientists at various universities and other research institutions in Europe, Switzerland and the United States, including the five outside members of our Scientific Advisory Board.

Corporate Governance and Public Information

The address of Gain Therapeutics’ website is http://www.gaintherapeutics.com/. Stockholders can access a wide variety of information on Gain’s website, under the "Investor Relations" tab, including corporate governance information, news releases, SEC filings, information Gain is required to post online pursuant to applicable SEC and Nasdaq rules, and online links. Gain makes available via its website all filings it makes under the Securities and Exchange Act of 1934, as amended, including Forms 10-K, 10-Q, and 8-K, as well as any related amendments as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of Gain’s website nor any other website referred to in this report are incorporated by reference into this report unless expressly noted.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our Common Stock. Any of the following risks could materially and adversely affect our results of operations, our financial condition, and the market price of our Common Stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this annual report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	we have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
●	we have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
●	raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are unsuccessful or delayed, we will be unable to meet our future development and commercialization goals;
●	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
●	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
●	we have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;
●	clinical trials required for our product candidates are expensive and time-consuming, may face enrollment challenges and their outcome is uncertain;
●	our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic;
●	we are subject to extensive and costly government regulation;
●	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market; and
●	we rely on a license to use the technology that is material to our business and if the agreements underlying the licenses were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

Risks Related to Our Business

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this annual report on Form 10-K and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;

●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism, wars, including the recent conflict between Ukraine and Russia; and
●	potential product liability claims.

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

Our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed

Because the SEE-Tx® platform remains untested and our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. None of our product candidates are currently ready for clinical trials. Our drug development methods may not lead to commercially viable drugs for any of several reasons. Also, third parties we rely on for preclinical development such as the providers of supercomputer time needed for our SEE-Tx® platform and collaborators that provide us with materials and resources may fail to fulfill their obligations to us in a timely manner or at all and the development of our product candidates could be significantly delayed as a result. For example, we may fail to identify appropriate targets or compounds, our product candidates may fail to be safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. In addition, our product candidates will require significant additional development, preclinical and IND-enabling studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. In addition, we are still developing proof of concept for our product candidates in animals and positive data from animal models may not be predictive of positive human results and patients may have side effects that were not observed in animals.

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

We have concentrated our efforts and research and development activities on our novel small molecules for potential treatment of rare and genetic diseases caused by protein misfolding and SEE-Tx®, our target identification platform. Our future success depends on the successful development of such product candidates, including our ability to initiate and successfully complete IND-enabling and GLP-compliant preclinical studies, and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing small molecules of this type that can cross the blood-brain barrier generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their therapeutic development efforts may increase skepticism in the marketplace regarding the potential for potential therapeutics. There are currently no companies with approved drugs for these indications that have the ability to cross the blood-brain barrier.

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

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these products to find market acceptance would harm our business and could require us to seek additional financing, which may not be available.

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

We are significantly dependent upon our license with Minoryx Therapeutics SL (the “Minoryx License”), as described in the section “Business-License Agreement with Minoryx Therapeutics, S.L.”. The Minoryx License grants us exclusive, worldwide rights to certain patents and related intellectual property. If we breach the terms of the Minoryx License, for example, by failing to comply with any material terms thereof, Minoryx may have the right to terminate the license. If we were to lose our license under this agreement, including because we are unable to maintain the license on acceptable terms, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

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

We have licensed all of the rights, assets and technology related to the SEE-Tx® platform from Minoryx and we believe that they owned all of such rights prior to our license. Although, to our knowledge, no third party has asserted a claim of infringement or other claim against us, others may hold or claim to hold proprietary or other rights that could prevent our SEE-Tx® platform from being developed or marketed. Any legal action against us claiming damages and seeking to enjoin commercial activities relating to our SEE-Tx® platform or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market any future product candidates based upon the SEE-Tx® platform. We may not prevail in any such actions and any license required under any of these patents may not be made available on commercially acceptable terms, if at all. In addition, we may not be able to redesign any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our future product candidates, which could harm our business, financial condition and operating results.

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

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers), including on account of the ongoing COVID-19 pandemic or the occurrence of geopolitical conflicts such as the war between Ukraine and Russia, as well as any sanctions or other actions resulting therefrom, impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of our products. Any such delays could cause our prospects to suffer significantly.

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

General Company-Related Risks

We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Prior to our IPO, we were a private company with limited accounting personnel and resources to address our internal controls and procedures. We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020 caused by (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes. These deficiencies constituted material weaknesses in our internal control over financial reporting in both design and operation. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.

In 2021, we have initiated a remediation plan, as described in Item 9A, and remediated  the material weakness previously identified relating to our lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training. With respect to the material weakness related to the lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes, until our remediation plan is fully implemented and deemed to be operating effectively, management will continue to devote time and attention to these efforts. Although we are working diligently to improve our control environment, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. If we are unable to successfully improve our control environment, or if we discover additional material weaknesses or if we otherwise are unable to report our financial statements accurately or in a timely manner, we would be required to continue disclosing such material weaknesses in future filings with the SEC, which could adversely affect our business, investor confidence in our company and the market price of our common shares and could subject us to litigation or regulatory enforcement actions. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market value of our common shares.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in unemployment rates, supply chain disruptions, persistent inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

Our general business strategy, as well as our suppliers’ ability to provide us with raw materials and components, may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, which could directly affect our ability to attain our operating goals on schedule and on budget, including requiring us to delay or abandon certain development plans, and could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current suppliers, may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our success depends to a significant extent upon the continued services of the senior management team. Loss of the services of our key personnel would have a material adverse effect on our growth, revenues and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	initiation of investigations by regulators;
●	withdrawal of clinical trial participants;
●	significant time and expenses to defend the related litigation;
●	diversion of management and scientific resources from our business operations;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

We currently hold limited product liability insurance coverage. We will need to purchase additional product liability insurance coverage as we expand our clinical trials, and if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

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

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	announcements of technological innovations or new products by us or our competitors;

●	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;
●	changes in accounting principles;
●	the impact of political instability, natural disasters, events of terrorism and or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to report only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information we provide might be different from the information that is available for other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in Bethesda, Maryland, where we lease in a multi-tenant building 1,568 square feet of office space that we use for our administrative, investor relations and business developments and other activities. This lease expires in September 2024.

We lease in a multi-tenant building 2,992 square feet of office space in Via Soave n.6, Lugano Switzerland that we use for our general management team, research and administrative activities. This lease expires in May 2026.

We lease in a multi-tenant building 1,402 square feet on lab space in Cluster II Building in the Parc Cientific de Barcelona, Spain that we use for our biology laboratory. This lease expires in December 2025.

We lease in a multi-tenant building 1,417 square feet of office space in Torre D Building in the Parc Cientific de Barcelona, Spain that we use for our general management and research activities. This lease expires in November 2026.

We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted. However, as we continue to expand our operations, we may need to lease additional or alternative facilities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock trades on the Nasdaq Global Market (the "Nasdaq") under the trading symbol "GANX." As of February 28, 2022, there were approximately fifty-four holders of record of our Common Stock. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across,  several therapeutic areas, including, lysosomal storage disorders (“LSDs”), central nervous system disorders (“CNS”), metabolic disorders, and oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function, and treat the underlying cause of the disease. These binding sites, away distinct from the protein’s active site, are called allosteric sites. We believe that targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small  molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal programs and partnered programs.  Discovering and targeting novel allosteric sites with our platform not only collapses traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and, potent, and that can penetrate hard to reach tissues and cross the blood-brain barrier.

We have filed four patent applications for our novel small molecule drug candidates that are Structurally Targeted Allosteric Regulators (“STARs”). In June 2021, the Company announced the publication of two PCT patents. The first was directed at compounds targeting misfolded beta-glucocerebrosidase (GBA) addressing CNS diseases such as Parkinson’s disease, Gaucher disease, Alzheimer’s disease, and Lewy body dementia. The second was directed at compounds targeting galactosylceramidase (GALC), addressing demyelinating disorders such as Krabbe disease and multiple sclerosis.

We have identified two different STARs as the lead compounds for our Parkinson’s disease program and our Gaucher disease program and are currently developing these product candidates through preclinical studies. In September 2021, the Company announced positive topline data of an in vitro study evaluating the two STARs for the treatment of Gaucher and Parkinson’s disease in neuronal cells derived induced pluripotent stem cells (“iPSCs”) of a patient with Gaucher disease that contained the disease-causing mutation of the GBA1 gene and from iPSCs of a healthy donor with a normal GBA1 gene, so called wild-type cells. The results of the study, conducted at the University of Maryland School of Medicine, demonstrate a significant increase in beta-glucocerebrosidase (“GCase”) protein levels, improved trafficking of GCase to the lysosome, and a significant decrease of toxic substrates glucosylceramide and alpha-synuclein p129 levels in both the neuronal cells that contained the mutated GBA1 gene as well as the wild-type cells. Alpha synuclein is considered to be the hallmark of Parkinson’s disease.  In addition, these data provide further evidence that these product candidates have the potential to treat Gaucher disease and slow or stop the progression of GBA Parkinson’s disease.

We expect to complete the preclinical development and submit the regulatory dossier to the Human Research Ethics Committee in Australia to initiate a first-in-human Phase 1 clinical trial in our Parkinson’s disease program, and to initiate the preclinical toxicology studies for our Gaucher program in the second half of 2022. In addition, we plan to continue to advance research programs and initiate additional programs targeting allosteric binding sites identified with the SEE-Tx® platform.  Through academic partnerships, co-development and licensing arrangements, we intend to develop a broad pipeline of therapeutics, using our novel approach of identifying and targeting previously unknown allosteric sites.

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our in-licensed SEE-Tx® platform. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales. We have primarily financed our operations through a combination of sales of our securities and research grants. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.5 million, after deducting the underwriting discounts and commissions and offering expenses.

As of December 31, 2021, we had cash and cash equivalents of $36,881 thousand. For the year ended December 31, 2021, we had cash outflows from operations of $12,366 thousand. We have incurred recurring losses and negative cash flows from operations since inception and as of December 31, 2021 and December 31, 2020, had an accumulated deficit of $20,925 thousand and $7,035 thousand, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates.

Our operations have consisted primarily of organizing and expanding the Company’s operation, securing financing, performing research, conducting preclinical studies and developing licensed technology. We face risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

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

Strategic Transactions; Collaboration and Licensing Arrangements

In connection with our business development activities, we enter into collaborative and licensing arrangement with third parties, to use our licensed SEE-Tx® computational platform technology to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaborations and licenses that we have entered into.

On April 20, 2021, the Company entered into a multi-target collaboration agreement with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its licensed SEE-Tx® computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimburse of expenses incurred by the Company in accordance with the agreed-upon research budget.

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

Unless terminated earlier, the agreement expires at the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. Zentalis and the Company can each terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. Zentalis shall have the right, at its sole discretion, exercisable at any time to terminate the agreement on a program-by-program basis, upon ninety (90) days’ prior written notice to the Company or, at any time, if a safety concern arises with respect to any development program or product.

In May 2021, the first target development program was identified, and the estimated development cost were approved and collected in July 2021. The transaction price of this first target development program includes (i) $50 thousand of fixed consideration as program initiation fee, (ii) up to $272 thousand as reimbursement for employee and external research and development cost, (iii) $250 thousand subject to the exercise of a research program option, (iv) up to $41.5 million of variable consideration in the form of event-based milestone payments, if goals will be met in the future, and (v) other royalty-based payments based on future net sales.

As of December 31, 2021, the Company recognized $134 thousand of revenues and reported current portion of deferred revenues for $188 thousand.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue in the future. Our current revenues are residual and primarily consist of income from subleases of our office space and collaboration arrangements.

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
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Year Ended
	December 31,
	2021	2020	Change
Pre-clinical activities and outside services	4,849,576	1,297,694	3,551,882
Personnel expenses	2,223,585	1,100,722	1,122,863
Other	275,816	176,611	99,205
Research grants	(184,748)	(315,823)	131,075
Total research and development expenses	$7,164,229	$2,259,204	$4,905,025

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

Our primary research and development focus since inception has been the application of our in-licensed SEE-Tx® platform to various indications and targets. We are using our platform to design and develop a broad pipeline of STARs.

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

We anticipate that our general and administrative expenses will increase in the future, in the form of additional compensation, including salaries, benefits, incentive arrangements and share-based compensation awards, as we increase our headcount to support the expected growth, attract and retain additional personnel and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss.

Consolidated Results of Operations

Comparison of the Year Ended December 31, 2021 and 2020

The following table summarizes our historical results of operations for the periods indicated, together with the changes in those items in dollars.

	Year Ended
	December 31,
			Increase
	2021	2020	(Decrease)
Revenues:
Collaborative Agreements	133,928	—	133,928
Other income	31,066	28,881	2,185
Total revenues	$164,994	$28,881	$136,113

Operating expenses:
Research and development	(7,164,229)	(2,259,204)	4,905,025
General and administrative	(6,826,938)	(1,249,126)	5,577,812
Total operating expenses	(13,991,167)	(3,508,330)	10,482,837

Loss from operations	$(13,826,173)	$(3,479,449)	$10,346,724

Interest income, net	12,495	3,637	8,858
Foreign exchange loss, net	(72,920)	(96,484)	23,564
Loss before income tax	$(13,886,598)	$(3,572,296)	$10,314,302

Income tax	(4,008)	(5,386)	(1,378)
Net loss	$(13,890,606)	$(3,577,682)	$10,312,924

Net loss per ordinary share:
Basic and diluted loss per share	(1.37)	(1.33)	0.03
Weighted-average ordinary shares used in per share calculations – basic and diluted	10,165,404	2,681,408

Comparison of the year ended December 31, 2021 and 2020

Revenues

For the year ended December 31, 2021 and 2020 total revenues were $164,994 and $28,881 respectively and consist mainly of income from a collaboration agreement and the sublease of the Lugano office space. Collaboration revenues were $133,928 and nil as of December 31, 2021 and 2020, respectively and refer to a program initiation fee and development services on the first target development program identified under the collaboration agreement with Zentalis.

Research and Development Expenses

Research and development expenses increased by $4,905,025 to $7,164,229 for the year ended December 31, 2021, from $2,259,204 for the year ended December 31, 2020. The increase in research and development expenses was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations for chemical synthesis, toxicology studies, in vitro ADME and model studies, and in vivo, pharmacology and pharmacokinetic studies and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation. As of December, 2021, and 2020, research and development expense are net of research grant of $184,748 and $315,823, respectively.

General and Administrative Expenses

General and administrative expenses increased by $5,577,812 to $6,826,938 for the year ended December 31, 2021 from $1,249,126 for the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to increase in expenses for listing fees, legal fees relating to patent and corporate matters, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure and increases in personnel-related costs resulting from an increase in employee headcount, stock-based compensation and warrants issuance costs.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. As of December 31, 2021,  and 2020, we had $36,881 thousand and $7,493 thousand in cash and cash equivalents, respectively, and an accumulated deficit of $20,925 thousand and $7,035, respectively. We had an indebtedness of $694 thousand and $738 thousand as of December 31, 2021 and 2020, respectively. On March 17, 2021, we completed our IPO and issued approximately 4.1 million shares of our common stock including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share, resulting in net proceeds of approximately $40.5 million, after deducting the underwriting discounts and commissions and offering expenses.

In August 2020, our wholly-owned subsidiary, GT Gain Therapeutics SA obtained a CHF 638 ($700) thousand nine-year loan. The loan has zero interest. The loan is due in quarterly installment of CHF 20 ($22) thousand commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament to assist companies in Switzerland in view of the economic consequences of the coronavirus.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year Ended
	December 31,
	2021	2020

Cash used in operating activities	$(12,365,670)	$(3,240,237)
Cash used in investing activities	(94,212)	(20,826)
Cash provided by financing activities	41,766,775	10,486,961
Net increase in cash, cash equivalents and restricted cash	$29,407,671	$7,190,581

Cash Used in Operating Activities

During the year ended December 31, 2021, we used $12,366 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $13,891 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $1,855 thousand related to stock based compensation, depreciation, internal use-software and issuance of warrants, as well as a $330 thousand decrease in cash flows resulting from changes in our operating assets and liabilities.

During the year ended December 31, 2020, we used $3,240 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $3,578 thousand, partially offset by adjustments to reconcile net loss to cash used in operating activities of $91 thousand related to stock based compensation and depreciation, as well as a $246 thousand increase in cash flows resulting from changes in our operating assets and liabilities.

Cash Used in Investing Activities

During the year ended December 31, 2021 and 2020, cash used in investing activities was $94 thousand and $21 thousand, respectively, primarily due to purchases of furniture, computers and lab instruments.

Cash Provided by Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $41,767 thousand of which $42,630 thousand related to proceeds from the issuance of our common stock through the IPO net of underwriter discounts, $12 thousand  proceeds from the exercise of stock options, offset by payment for offering cost of $853 thousand and payment of current portion of long term debts for $22 thousand.

During the year ended December 31, 2020, cash provided by financing activities was $10,487 thousand due to (i) net proceeds from the issuance of Series A and Series B Preferred Stock for $10,219 thousand, (ii) proceeds from long term loans for $738 thousand and, (iii) disbursements for offering costs for $471 thousand.

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

We believe that with our existing cash and cash equivalents, as of December 31, 2021, which include the net proceeds of $40.5 million from our IPO will enable us to fund our operating expenses and capital expenditure requirements up to the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, pension obligations and share-based compensation. Our actual results may differ from these estimates under different assumptions or conditions. During the year ended December 31, 2021, there were no material changes to our critical accounting policies. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research grants

Under the terms of the research and development grants awarded, we are entitled to receive reimbursement of our allowable direct expenses. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the statement of operations as a reduction to research and development expenses.

Research and Development Expenses

Several of our activities and related costs are designated research and development expenses, which primarilyinclude salary and benefits payments to our direct employees, employee stock-based compensation expenses, preclinical activities, outside services, material and supplies and contracted services.

Accrued expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time at the date of the preparation of the financial statements. There may be instances in which payments made to our vendors exceed the level of services provided, and result in a prepayment reported under other current assets, which are subsequently expensed in the statement of operations when the related activity has been performed. To date, there have been no material differences between our estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

Leases

Effective January 1, 2018, we adopted Accounting Standards Codification 842, Leases (‘‘ASC 842’’) using the additional transition method option provided by ASU 2018-11. Under this transition method, we applied the new accounting guidance as of the date of adoption. Upon adoption, a cumulative effect adjustment was not required. Subsequent to the adoption, we determine if an arrangement contains a lease at inception based on whether or not we have the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contact when it obtains the right to control the asset. Operating lease right of use (‘‘ROU’’) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed on a straight-line basis over the lease term in the statement of operations. We determine the lease termby assuming the exercise of renewal options that are reasonably certain.

Pension obligations

We operate defined benefit pension plans and defined contribution pension plans in accordance with local regulations and practices. These plans are funded by regular contribution made by the employer and the employees to a third-party. For defined benefit pension plans, the liability recognized in the balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plans is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in ‘‘Accumulated Other Comprehensive Income (Loss)’’ in the statements of equity and are charged or credited to income over the employees’ expected average remaining working lives. The measurement date used for our employee benefit plan is December 31.

Equity-based compensation

We recognize compensation costs related to equity based compensation granted to employees, consultants and directors, based on the estimated fair value of the awards as of  the grant date. We estimate the grant date fair value, and the resulting share-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires assumptions, including the fair value of our common stock prior to our initial public offering, volatility, the expected term of exercise, the risk free interest rate for a period that approximates the expected term of exercise, and our expected dividend yield. Certain assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of assumptions and the application of management’s judgment, as they are inherently subjective.

JOBS Act

We qualify as an “emerging growth company”, as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to report only two years audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial conditions and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and

exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information we provide might be different from the information that is available for other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rates Risk

We are exposed to risk related to changes in interest rates. As of December 31, 2021 and 2020, we had cash and cash equivalents consisting primarily of $33,618 thousand and $6,586 thousand in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

As of December 31, 2021, we had financial debt outstanding of CHF 618 thousand ($694 thousand), guaranteed by the Swiss Federal Authority, at a zero percent interest rate, and we are therefore not exposed to interest rate risk with respect to the cost of servicing and repaying debt.

Foreign Currency

We have operations in the U.S., Switzerland and Spain. The functional currency of each foreign reporting entity is the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign reporting entities are translated to U.S. dollars. The assets and liabilities of our  foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign reporting entities will be influenced by their translation into U.S. dollars. Our primary currency translation exposure is related to operation in Switzerland, and a hypothetical 10% strengthening or weakening in the USD-CHF exchange rate would increase or decrease net loss for the year ended December 31, 2021 by approximately $587 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gain Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gain Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young AG

We have served as the Company’s auditor since 2020.

Lugano, Switzerland

March 25, 2022

Gain Therapeutics, Inc

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,880,673	$7,492,910
Restricted cash	—	11,371
Accounts receivable	—	8,548
Tax credits	113,586	58,017
Prepaid expenses and other current assets	727,785	198,994
Deferred offering costs	—	1,217,988
Total current assets	$37,722,044	$8,987,828

Non-current assets:
Property and equipment, net	105,986	29,633
Internal-use software	202,609	—
Operating lease - right of use assets	901,042	523,080
Restricted cash	31,279	—
Long-term deposits and other non-current assets	22,111	63,817
Total non-current assets	1,263,027	616,530
Total assets	$38,985,071	$9,604,358

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$560,479	$961,516
Operating lease liability - current	219,137	122,756
Other current liabilities	1,402,600	768,450
Deferred income	266,504	239,483
Loans - short term	103,826	22,626
Total current liabilities	2,552,546	2,114,831

Non-current liabilities:
Defined benefit pension plan	329,458	171,558
Operating lease liability - non-current	695,053	400,324
Loans - long term	590,468	715,656
Total non-current liabilities	1,614,979	1,287,538
Total liabilities	$4,167,525	$3,402,369

Stockholders’ equity
Series A Preferred Stock, $0.0001 par value: nil and 1,185,879 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	118
Series B Preferred Stock, $0.0001 par value: nil and 2,965,600 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	297
Common Stock, $0.0001 par value: 50,000,000 shares authorized; 11,883,368 and 3,543,163 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,189	354
Additional paid-in capital	55,832,461	13,388,771
Accumulated other comprehensive loss	(90,645)	(152,698)
Accumulated deficit	(7,034,853)	(3,457,171)
Loss of the period	(13,890,606)	(3,577,682)
Total stockholders’ equity	34,817,546	6,201,989
Total liabilities and stockholders’ equity	$38,985,071	$9,604,358

Gain Therapeutics, Inc

Consolidated Statement of Operations

	Year Ended December 31,
	2021	2020
Revenues:
Collaboration revenues	$133,928	$
Other income	31,066		28,881
Total revenues	164,994		28,881

Operating expenses:
Research and development	(7,164,229)		(2,259,204)
General and administrative	(6,826,938)		(1,249,126)
Total operating expenses	(13,991,167)		(3,508,330)

Loss from operations	(13,826,173)		(3,479,449)

Other income (expense):
Interest income, net	12,495		3,637
Foreign exchange loss, net	(72,920)		(96,484)
Loss before income tax	$(13,886,598)		$(3,572,296)

Income tax	(4,008)		(5,386)

Net loss	$(13,890,606)		$(3,577,682)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(1.37)		$(1.33)
Weighted average common shares - basic and diluted	10,165,404		2,681,408

Gain Therapeutics, Inc

Consolidated Statement of Comprehensive Loss

	Year Ended December 31,
	2021	2020
Net loss	$(13,890,606)	$(3,577,682)
Defined benefit pension plan	(101,780)	(36,218)
Foreign currency translation	163,833	(35,317)
Other comprehensive gain/(loss):	$62,053	$(71,535)
Comprehensive loss	$(13,828,553)	$(3,649,217)

Gain Therapeutics, Inc

Consolidated Statement of Changes in Stockholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2020	1,185,879	118	2,965,600	297	3,543,163	354	13,388,771	(152,698)	(7,034,853)	6,201,989
Conversion of Series A Preferred Stock into Common Stock	(1,185,879)	(118)			1,185,879	118				—
Conversion of Series B Preferred Stock into Common Stock			(2,965,600)	(297)	2,965,600	297				—
Issuance of Common Stock in IPO, net of issuance costs					4,181,818	419	40,558,103			40,558,522
Issuance of Common Stock due to warrants cashless exercise					3,283					—
Issuance of Common Share due to stock option exercise					3,625	1	12,216			12,217
Stock-based compensation expense							839,371			839,371
Issuance of warrants							1,034,000			1,034,000
Defined benefit pension plan								(101,780)		(101,780)
Foreign currency translation								163,833		163,833
Net loss									(13,890,606)	(13,890,606)
Balance as of December 31, 2021	—	—	—	—	11,883,368	1,189	55,832,461	(90,645)	(20,925,459)	34,817,546

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2019	875,006	87			1,981,765	198	3,088,193	(81,163)	(3,457,171)	(449,856)
Issuance of Series A Preferred Stock, net of issuance cost	310,873	31			—	—	1,091,314	—	—	1,091,345
Issuance of Series B Preferred Stock, net of issuance cost			2,965,600	297			8,713,716			8,714,013
Issuance of Common Stock, net of issuance costs					1,561,398	156	21			177
Issuance of warrants							413,887			413,887
Stock-based compensation expense							81,640			81,640
Defined benefit pension plan								(36,218)		(36,218)
Foreign currency translation								(35,317)		(35,317)
Net loss									(3,577,682)	(3,577,682)
Balance as of December 31, 2020	1,185,879	118	2,965,600	297	3,543,163	354	13,388,771	(152,698)	(7,034,853)	6,201,989

Gain Therapeutics, Inc

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2021	2020

Operating activities:
Net loss	$(13,890,606)	$(3,577,682)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,484	9,592
Stock based compensation expense	839,371	81,640
Issuance of warrants	1,034,000	—
Internal-use software	(34,135)	—
Changes in operating assets and liabilities:
Account receivables	8,264	(196)
Prepaid expenses and other currents assets	(534,502)	(117,704)
VAT credits	(71,618)	(21,454)
Long term deposit and other non current assets	33,979	(63,095)
Accounts payable	(521,394)	395,543
Other current liabilities	665,460	173,725
Defined benefit pension plan	55,326	8,709
Deferred income	34,701	(129,315)
Total changes in operating assets and liabilities	(329,784)	246,213
Net cash used in operating activities	(12,365,670)	(3,240,237)

Cash flows from investing activities:
Purchase of property and equipment	(94,212)	(20,826)
Net cash used in investing activities	(94,212)	(20,826)

Cash flow from financing activities:
Proceeds from long-term debts	—	738,282
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	1,091,345
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	—	9,127,902
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriter discounts	42,629,998	177
Payments of deferred offering costs	(853,488)	(470,745)
Payments of current portion of long-term debt	(21,951)	—
Proceeds from stock option exercise	12,216	—
Net cash provided by financing activities	$41,766,775	$10,486,961
Effect of exchange rate changes	100,778	(35,317)
Net increase in cash, cash equivalents and restricted cash	$29,407,671	$7,190,581
Cash, cash equivalents and restricted cash at beginning of period	7,504,281	313,700
Cash, cash equivalents and restricted cash at end of period	$36,911,952	$7,504,281

Notes to the Consolidated Financial Statements

1.    Nature of the business and basis of presentation

Operations and business

Gain Therapeutics, Inc. (and together with its subsidiary, the “Company”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. On July 20, 2020, the Company consummated a corporate reorganization, pursuant to which all of the issued and outstanding common and preferred stock of GT Gain Therapeutics SA, a Swiss company formed in 2017, were exchanged for common stock or preferred stock, as applicable, of Gain Therapeutics, Inc., reflecting a 10:1 stock split. The corporate reorganization was accounted for as a recapitalization for accounting purposes, with GT Gain Therapeutics SA resulting in the predecessor entity of the Company. As a result of the corporate reorganization, GT Gain Therapeutics SA became a wholly-owned subsidiary of Gain Therapeutics, Inc. For periods and at dates prior to the corporate reorganization, the consolidated financial statements presented were prepared based on the historical financial statements of GT Gain Therapeutics SA, adjusted to give retroactive effect to the share exchange transactions.

On March 17, 2021, the Company’s registration statement on Form S-1 related to its Initial Public Offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 17, 2021 at the Nasdaq. In conjunction with the IPO the Company completed a reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Upon closing of the IPO, the Series A and the Series B Preferred Stock, as resulting form the reverse stock split, were converted to common stock at a ratio of 1-for-1.

The Company is a biotechnology company developing novel therapies to treat diseases caused by protein misfolding, with an initial focus on rare genetic diseases and neurological disorders. We use our licensed platform, SEE-Tx®, to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. These small molecule binding sites, away from the protein’s active areas, are called allosteric sites. Targeting the allosteric binding site instead of the active binding site provides superior regulation of misfolded enzymes implicated by disease, is non-competitive with the natural substrate, provides superior drug-like properties and ultimately enhances both safety and efficacy.

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

Going concern

The Company has incurred recurring losses and negative cash flows from operations since its inception and has primarily funded these losses through proceeds from capital contributions. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

In March 2021, the Company closed its initial public offering, or IPO, in which the Company issued and sold 4,181,818 shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $11.00 per share for net proceeds of $40.5 million after deducting underwriting discounts, commissions and other offering expenses.

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research and conducting preclinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The Company plans to seek additional funding through public or private equity offerings, debt financings, other collaborations,strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all,and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

In accordance with Accounting Standards Update, or “ASU”, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financialstatements. Accordingly, the consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Basis of presentation

The consolidated financial statements reflect the accounts of the Gain Therapeutics, Inc., GT Gain Therapeutics SA and its wholly owned branch, Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements as of December 31, 2021, represented by the Consolidated Balance Sheet, the Consolidated Statement of Operations, the Consolidated Statements of Changes in Shareholders’ Equity, the Consolidated Statement of Comprehensive Loss, the Consolidated Statements of Cash Flows and the accompanying Notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The  financial statements as of December 31, 2021 reflect, for all periods presented, the retroactive application of the reverse stock split that occurred on March 17, 2021. All amounts in the consolidated financial statements are expressed in United States Dollars (USD/$) and disclosed within these explanatory notes in United States Dollars (USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2021, and the results of its operations for the years ended December 31, 2021 and 2020, its statements of stockholders’ equity and its statements of cash flows for the years then ended.

Reverse Stock Split

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective in conjunction with the IPO on March 17, 2021. Stockholders were no entitled to fractional shares as a result of the reverse stock split. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

Initial Public Offering

On March 17, 2021, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 17, 2021 and the Company issued and sold 3,636,364 common shares at a public offering price of $11.00 per share for net proceeds of $34,978 thousand after deducting underwriting discounts and commissions of $2,950 thousand and other offering expenses of $2,071 thousand. On March 22, 2021, the Company issued and sold 545,454 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $5,580 thousand after deducting underwriting discounts and commissions of $420 thousand. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts commissions, were $42,630 thousand. After deducting other IPO offering expenses amounting to $2,071 thousand, the net cash proceeds resulting from the IPO were $40,558 thousand, which are reflected in the statement of stockholders’ equity as Issuance of Common Stock in IPO, net of issuance costs. Upon the closing of the IPO, series A convertible preferred stock (the “Series A Preferred Stock”) and series B convertible preferred stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, are collectively referred to as the “Preferred Stock”) were converted into shares of common stock at ratio of 1-for-1.

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

2.     Summary of significant accounting policies

Foreign currency translation

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is USD. The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of December 31, 2021 and 2020, accumulated currency translation adjustment recorded in the accumulated other comprehensive loss amounted to $165,156 and $1,323, respectively.

Use of Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates judgments and, assumptions including those related to recognition of grant funds, accrued expenses, defined benefit pension liability, warrants and stock-based compensation. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected. The COVID-19 pandemic did not have a significant impact on the Company’s estimates.

Cash and cash equivalents

The Company reports cash on hand and held at banks, and all highly liquid investments in money market, certificates of deposit, time deposit, and other short-term liquid securities with original maturities of less than 90 day, as cash and cash equivalents.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. There were nil and $1,217,988 deferred issuance costs as of December 31, 2021 and 2020, respectively.

Property and equipment

Property and equipment are stated at cost, including any accessory and direct costs that are necessary to make the assets fit for use, and adjusted by the corresponding accumulated depreciation. The depreciation rates recorded in the consolidated financial statements of operations have been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, on the basis of their estimated useful economic lives. The Company believes the above criteria to be represented by the following depreciation rates:

- Equipment & Furniture	12.5%
- Electronic office equipment:	20%
- Leasehold Improvements	based on the terms of the lease
- Laboratory equipment:	15%

Ordinary maintenance costs are entirely attributed to the consolidated statements of operations in the year in which they are incurred. Extraordinary maintenance costs, the purpose of which is to extend the useful economic life of the asset, to technologically upgrade it and/or to increase its productivity or safety for the purposes of the economic productivity of the Company, are attributed to the asset to which they refer and depreciated on the basis of its estimated useful economic lives. Amortization of leasehold improvements is computed using the straight-line method based upon the terms of the applicable lease or estimated useful life of the improvements, whichever is lower.

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of December 31, 2021 and 2020, internal-use software amount to $202,609 and nil, and refer to the external and internal labor costs incurred in the development of the Company ERP, amounting respectively to $168,474 and $34,135.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses.

Impairment of long-lived assets

In accordance with ASC Topic 360-10-20, “Property, Plant and Equipment,” the Company performs an impairment test whenever events or circumstances indicate that the carrying value of long-lived assets with finite lives may be impaired. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted pre-tax cash flows expected to result from the use of such assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated cash flows. No impairments have been identified by management as of and for any periods presented.

Patents

Patent-related costs, refer to legal fees incurred in connection with filing and prosecuting patent applications and are expensed as incurred due to uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Leases

Effective January 1, 2018, the Company adopted ASC 842, using the additional transition method option provided by ASU 2018-11. Under this transition method, we applied the new accounting guidance as of the date of adoption. Upon adoption, a cumulative effect adjustment was not required.

Subsequent to the adoption, the Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company is the lessee in a lease contract when it obtains the right to control the asset. Operating lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed on a straight-line basis over the lease term in the statement of operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain.

In addition, the Company subleases portions of its office premises in Lugano. The Company recognizes sublease income on a straight-line basis over the sublease terms, reported within other income.

Accounts Payable

Accounts payable are reported at their nominal amounts due to their short-term maturities. Trade accounts payable are recorded net of trade discounts; cash discounts are recorded at the time of payment.

Payables for Social Securities

Social Security charges are reported in compliance with rules and laws applicable in the countries where our employees work. Charges are accrued in accordance with the policies stipulated and in connection with salaries due for the period.

Accrued expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time at the date of the preparation of the consolidated financial statements. There may be instances in which payments made to our vendors exceed the level of services provided, and result in prepayment reported under other current assets, which are subsequently expenses in the consolidated statement of operations when the related activity has been performed rather than when the payment is made. To date, there have been no material differences between our estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

Pension obligations

We operate defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contribution made by the employer and the employees. For defined benefit pension plan, the liability recognized in the consolidated balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity and are charged or credited to income over the employees’ expected average remaining working lives. The measurement date used for our employee benefit plan is December 31.

For defined contribution pension plans, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or volutanry basis. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due.

Equity-based Compensation and Warrants

The Company applies the fair value method of measuring equity-based compensation and warrants, which requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The Company issues equity-based compensation with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Company has not issued any stock-based awards with performance- or market-based vesting conditions.The Company recognizes the related costs in the consolidated statement of operations and as additional paid-in capital in the consolidated statement of shareholders’ equity, in accordance with the vesting period during which the award recipients are required to provide services in exchange for the award. The Company accounts for forfeitures as they occur.

Before being a public company, given the absence of an active market for the Company’s common stock, the Company and the Board of Directors estimated the fair value of the Company’s common stock at the grant date determining the estimated fair value of the Company’s equity instruments based on a number of factors, including prices paid for the Company’s convertible preferred stock sold to outside investors in arm’s-length transactions; the Company’s stage of development; the fact that the grants of stock-based awards involved illiquid securities in a private company.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Given the absence of an active public market for the Company’s common stock prior to March 19, 2021, which was the first day of trading, the Company determined the volatility and the expected term for awards granted based on an analysis of reported data for a peer group of similar biopharmaceuticals companies that issued options with substantially similar terms. After the IPO, we continued to do so, and we expect not to change our methodology until such time as we will have reliable historical data regarding the volatility of our traded stock price and expected term of exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

The Black-Scholes option pricing model is also used for warrants issued, using consistent inputs and methodology to quantify such inputs, as described above in relation  to equity-based compensation.

The assumptions used in calculating the fair value of share-based awards and warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

Research grants

Under the terms of the research and development grants awarded (such as those awarded by the The Michael J. Fox Foundation for Parkinson’s Research (MJFF) and The Silverstein Foundation for Parkinson’s Disease and from Innosuisse – Swiss Innovation Agency), we are entitled to receive reimbursement of our allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the statement of operations as a reduction to research and development expenses, measuring according to the time periods during which the research and development activities are carried out and related costs sustained.

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

Income taxes

The Company accounts for income taxes under the liability method. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts of assets and liabilities and the related tax basis using enacted tax rates in effect in the years in which the associated deferred taxes are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

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

Fair value measurements

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

Comprehensive income/(loss)

Comprehensive income/(loss) is composed of net income(loss) and certain changes in stockholder’s equity that are excluded from the net income(loss), primarily foreign currency translation adjustments and defined benefit obligation adjustments.

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of December 31, 2021, common stock equivalents consisted of stock options and warrants, while as of  December 31, 2020, common stock equivalents consisted of the Series A preferred stock, Series B preferred stock, stock options and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We do not believe that the adoption of any recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

3.    Research Grants

In December 2018 and in February 2019, our wholly owned subsidiary, GT Gain Therapeutics SA, obtained a research grants for a total amount of USD 186,956 from The Michael J. Fox Foundation for Parkinson's Research (MJFF) and The Silverstein Foundation for Parkinson's disease with GBA to advance its proprietary non-competitive molecular chaperones for Parkinson's disease and research project "therapeutic target of GCase enzyme in Parkinson's disease with novel pharmacological chaperones". Under the terms of the research and development grants awarded, we are entitled to receive reimbursement of our allowable direct expenses. As of December 31, 2021 and 2020, we recorded as reductions to research and development expenses of nil, since the grant term terminated in 2020,  and USD 98,318, respectively.

In July 2019, our wholly owned subsidiary, GT Gain Therapeutics SA, announced that, in a consortium with the Institute for Research in Biomedicine, Bellinzone (Switzerland) and Neuro-Sys SAS in Gardanne (France), it obtained a research grant of approximately USD 1,500,000 from Eurostars-2 joint programme, with co-funding from the European Union Horizon 2020 research and Innosuisse – Swiss Innovation Agency. The contribution attributed to our subsidiary was CHF 386,218, of which CHF 286,787 was already received as of December 31, 2019. The funding will support the development of the drugs portfolio for the treatment of Gaucher Disease, GM1 Gangliosidosis, Mucopolysaccharidosis type 1 and Krabbe. Under the terms of the research and development grants awarded, we are entitled to receive reimbursement of our allowable direct expenses. As of December 31, 2021 and 2020, we recorded as reductions to research and development expenses USD 136,177 and USD 151,230, respectively and receivables of USD 81,862 and USD 51,665, respectively. The unrecognized portions of the grants are reported as deferred income on the consolidated balance sheet.

4.     Cash, cash equivalents and restricted cash

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments relate to money market securities with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy (see note 12). Given their short-term maturities and the underlying being represented by cash equivalents, their face value amount approximate the related fair market value.

The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash, cash equivalents and restricted cash are broken down as follows:

	December 31,	December 31,
	2021	2020
Cash	3,262,977	907,255
Money Market	33,617,696	6,585,655
Total cash and cash equivalents	$36,880,673	$7,492,910
Restricted cash	$31,279	$11,371

Restricted cash refers to an amount required under our Lugano new office lease agreement and deposited into a restricted bank account as a guarantee for expenses to be incurred in case of damage to the premises noted at the termination of the lease.

Details of the cash and cash equivalents balances as of December 31, 2021 and 2020, broken down by currency in which the funds are denominated, are reported in the following table:

	December 31,	December 31,
	2021	2020
Cash in CHF	157,310	128,074
Cash in EUR	338,766	145,726
Cash in USD	36,322,777	7,149,386

5.    Other Current Assets

Other current assets consist of the following:

	December 31,	December 31,
	2021	2020
Tax Credits	113,586	58,017

Prepaid and deferred expenses	498,252	198,994
Other receivable	81,862
Prepaid D&O Insurance	147,671	—
Total Prepaid expenses and other current assets	$727,785	$198,994

Tax credit consist of a value added tax credit (“VAT”). It is an indirect tax receivables from Switzerland and Spain tax authorities on purchases of goods and services executed on those countries.

Prepaid expenses refers to pre-payments made to vendors for future services. Deferred expenses mainly refer to research agreements entered into with third parties for research projects that will be recognized as expenses throughout the research period.

Prepaid D&O insurance costs relate to insurance premium which will be recognized in the statement of operations on a monthly basis through the twelve months insurance period.

6.    Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2021	2020
Computer	$55,141	$25,436
Furniture and fixtures	42,148	4,865
Leasehold improvements	17,327	8,889
Laboratory instruments	19,759	3,348
Total property and equipment	$134,375	$42,538
Less: accumulated depreciation	(28,389)	(12,905)
Property and equipment, net	$105,986	$29,633

Property and equipment mainly consist of computers and set-up of a conference room in our Spanish and Lugano offices. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives.

Depreciation expense for the year ended December 31, 2021, and 2020 was USD 15,484 and USD 9,592, respectively.

7.    Operating lease. Right of use (“ROU”) assets

Our leased assets include offices in Bethesda, Lugano and Barcelona and a lab in Barcelona. Our current lease portfolio consists of leases with remaining terms ranging from three to five years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably certain that we will exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants.

On June 1, 2021, the Company entered into a five year operating lease agreement to lease office space in Via Soave, n.6 in Lugano, Switzerland. The lease agreement is renewable for additional five years. The Company is required to pay for operating costs, including heating and water, which are adjusted and billed yearly based on usage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred. In connection with the lease, as guarantee for any damages claimed by the lessor, the Company deposited into a restricted bank account CHF 28,500 or USD 31,279 classified as restricted cash.

On August 31, 2021, the three year operating lease agreement to lease office space in Via Pietro Peri, 9D Lugano, Switzerland terminated and CHF 10,500 or USD 11,371 deposited into a restricted bank account were remitted to the Company.

On October 1, 2021, the Company entered into a three year operating lease agreement to lease office space in Bethesda, Maryland. In connection with the lease, the Company paid a security deposit of USD 5,227, classified as deposit in non-current assets, for the performance of all obligations, covenants and conditions and agreements under the lease.

On November 1, 2021, the Company entered into a five-years new operating lease agreement in Torre D Building with Parc Cientific de Barcelona for larger office space of 1,417 square feet to accommodate the Company’s continued continuos growth and contemporaneosly terminated a lease, entered in October 2020, in Torre I Building for 830 square feet. In connection with the Torre D Building lease, the Company paid a security deposit of EUR 4,325 or USD 4,918 classified as deposit in non-current assets. The Company is required to pay for operating costs, including general services, scientific services, utilities, waste management services and taxes, which are billed monthly based on the Company's share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

Operating leases are reflected on our balance sheet as operating lease ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

The breakdown of the significant components of ROU assets and lease liabilities as of December 31, 2021 and 2020 is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	December 31,	December 31,
	2021	2020
Operating Lease
Operating lease- right of use assets	$901,042	$523,080

Operating lease liability - current	$219,137	$122,756
Operating lease liability - non current	$695,053	$400,324
Weighted average remaining lease term - years	4	5
Weighted average discount rate	1.86	3.61

The components of the lease costs which are included in the consolidated statements of operations and comprehensive loss were as follows:

	December 31,	December 31,
	2021	2020
Operating lease costs	$191,329	$121,800

The future minimum lease payments for the Company’s operating leases as of December 31, 2021, were as follows:

Fiscal Year	Operating Leases
2022	$237,926
2023	245,685
2024	227,115
2025	167,526
2026	58,738
Thereafter	-
Total future minimum lease payments	936,990
Less amount representing interest or imputed interest	22,800
Present value of lease liabilities	$914,190

8.    Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received before year-end for services already provided. As of December 31, 2021 and 2020, accounts payable amounted to USD 560,479 and USD 961,516, respectively. All accounts payable are due in less than 12 months. Details of the vendor outstanding payables as of December 31, 2021 and 2020, broken down by currencies in which they are denominated, are reported in the following table:

	December 31,	December 31,
	2021	2020
Vendors Payables in CHF	13,166	29,423
Vendors Payables in EUR	309,378	202,223
Vendors Payables in USD	197,045	673,600

9.    Other current liabilities and deferred income

Other current liabilities and deferred income consist of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Payable for social securities	$255,068	$88,334
Accrued payroll	465,382	294,469
Accrued expenses	681,770	379,270
Tax provision	380	1,070
Deposit	—	5,307
Total Other Current Liabilities	$1,402,600	$768,450
Deferred income	266,504	239,483
Total Other Current Liabilities and Deferred Income	$1,669,104	$1,007,933

Payables for social securities refer to amounts due to social securities and employees withholding tax.

Accrued payroll refers to accruals for year-end bonuses, accrued vacations and extra-hours including social security charges, to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Deferred income mainly refers to research grants received and, as of December 31, 2021, to a collaboration agreement entered into with Zentalis. Deferred income will be recognized in the consolidated statement of operations in accordance with the costs sustained.

10.    Pension obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of December 31, 2021 and 2020, can be summarized as follows:

	December 31,	December 31,
	2021	2020
End of year funed status:
Fair value of plan assets	$943,025	$477,288
(Projected benefit obligation)	(1,272,483)	(648,846)
Funded status	$(329,458)	$(171,558)

Accumululated benefit obligation	1,233,053	652,445

Reconciliation of funded status:
Funded status beginning of year	$(171,558)	$(126,629)
Expense	(144,146)	(44,474)
Employer contribution	88,819	36,264
Translation differences	(1,437)	(501)
Change in AOCI over the year	(101,136)	(36,218)
Funded status at end of year	$(329,458)	$(171,558)

Component of net periodic pension costs:
Service cost	$132,809	$36,597
Interest cost	1,318	947
Expected return on plan assets	(5,558)	(3,564)
Amortization of (gain)/losses	16,212	10,494
Amortization of prior service cost	(635)	—
Total	$144,146	$44,474

Service cost is reported in research and development and general and administrative expenses. All other components of net period costs are reported in interest income, net in the consolidated statement of operations

Reconciliation of projected benefit obligation:
Projected benefit obligation at January 1	$648,846	$496,819
Services cost	132,809	36,597
Employee contribution	59,208	25,770
Interest Cost	1,318	947
Benefit payments	315,300	48,602
(Gain)/loss on financial assumption	(27,799)	4,379
(Gain)/loss on demographic assumption	(43,123)	—
(Gain)/loss on experience	193,984	35,732
Plan Amendement	(8,060)	—
	$1,272,483	$648,846

	December 31,	December 31,
	2021	2020
Reconciliation of fair value of plan assets:
Fair value at January 1	$477,288	$370,190
Expected return on plan assets	5,558	3,564
Gain/(loss) on plan assets	(3,148)	(9,454)
Employer contributions	88,819	36,264
Employee contributions	59,208	25,770
Benefit payments	315,300	48,602
Others	—	2,352
Fair value at December 31	$943,025	$477,288

	December 31,	December 31,
	2021	2020
Change in net (gain)/loss:
(Gain)/loss at beginning of year	$154,665	$117,803
(Gain)/loss on PBO during year	122,895	37,902
(Gain)/loss on assets during year	3,148	9,454
Amortization of gain/(loss)	(16,212)	(10,494)
(Gain)/loss at end of year	$264,496	$154,665

	December 31,	December 31,
	2021	2020
Change in accumulated other comprehensive income (AOCI):
AOCI at beginning of year	$154,665	$117,803
Net gain/(loss) amortized	(16,212)	(10,494)
(Gain)/loss on PBO during the year	122,895	37,902
(Gain)/loss on assets during the year	3,148	9,454
Prior Service Cost/(credit) occurring over the year	(8,060)	—
Net prior service (cost)/credit amortized	(635)	—
Total AOCI at end of year	$255,801	$154,665

The assumptions used in the determination of the benefit obligation and the plan assets for the pension plans and the pension obligation were as follows:

	December 31,	December 31,
	2021	2020
Actuarial Assumptions (%pa):
Discount rate	0.30%	0.15%
Interest credit rate / ERoA	1.00%	1.00%
Salary increases	1.00%	1.00%
Pension increases	0.00%	0.00%
Demographic Assumptions:
Lump-sum option	25%	25%
Retirement age	65/64	65/64
Proportion married	.BVG 2020	.80%
Allowance for child pensions	5% loading on risk benefits	5% loading on risk benefits
Mortality base table	.BVG 2020	.BVG 2015
Longevity improvement	CMI 2018 (1.25%)	CMI 2016 (1.25%)
Turnover	.BVG 2020	.BVG 2015
Disability	80%.BVG 2020	80% BVG 2015

	December 31,	December 31,
	2021	2020
Expected benefit payments:
Year 1	$162,208	$11,363
Year 2	54,723	141,225
Year 3	58,224	29,330
Year 4	60,869	30,793
Year 5	63,281	31,963
Next 5 years	$428,371	$169,658

Other disclosure items:
Next year's expected employer contribution	$112,396	$38,873

The Company’s investment strategy for its pension plans is to optimize the long-term investment return on plan assets in relation to the liability structure to maintain an acceptable level of risk while minimizing the cost of providing pension benefits and maintaining adequate funding levels in accordance with applicable rules in each jurisdiction. The Company does not manage any assets internally. The plan assest relates to mandatory and discretionary contributions made in accordance with Swiss Law to a leading pension provider. The capital is fully insured and provides for a fixed rate of return. The fair value is based on the value of the assets held by the provider and as such has been classified within Level 3 of the fair value hierarchy.

We maintain a 401(k) saving Plan, which is available to all U.S. employees. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Saving Plan’s matching formula. All matching contributions and participant contribution vest immediately.  The expense related to our 401(k) Savings Pan consist of our matching contributions. Expenses related to our 401(k) Savings Plan totaled USD 3,243 and nil for the years ended December 31, 2021 and 2020.

11.    Loans

In March 2020, the Company obtained a CHF 14,600 (USD 16,024) five-year loan. The loan had zero interest and original maturity on March 31, 2025. The loan was guaranteed through joint and several sureties by the Swiss government. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus. As of December 31, 2021, the outstanding balance has been reclassified as current as the Company decided to estinguish the loan. No expenses or charges were due for the early extinguishment.

In August 2020, the Company obtained a CHF 638,000 (USD 700,221 at the historical forex exchange rate) nine-year loan. The loan has zero interest. The loan is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus. Loans granted do not bear interest and no issuance costs have been borne. As such they have been accounted for at face value, which is deemed to approximate the related fair value.

The future loan payments are reported in the table below:

	Total	2022	2023	2024	2025	2026	Thereafter
Loan	$694,294	103,826	87,806	87,806	87,806	87,806	239,244

12.    Fair value measurement

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

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between levels of the fair value hierarchy.

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
December 31, 2021:
Assets
Cash and cash equivalents:
Money market funds	33,617,696	—	—
Total cash and cash equivalents	$33,617,696	—	—

Total financial assets	33,617,696	—	—

December 31, 2020:
Assets
Cash and cash equivalents:
Money market funds	6,585,655	—	—
Total cash and cash equivalents	$6,585,655	—	—

Total financial assets	6,585,655	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their  fair value due to their short-term maturities.

13.    Common and Preferred Stock

As of December 31, 2021 and 2020, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of December 31, 2021 and 2020, 11,883,368 and 3,543,163 (4,022,736 before the reverse stock split) shares of common stock, $0.0001 par value, were issued and outstanding.

No preferred stocks were outstanding as of December 31, 2021. There were 1,185,879  (1,346,390 before the reverse stock split) shares of Series A Preferred Stock, par value $0.0001 and 2,965,600 (3,366,999 before the reverse stock split) shares of Series B Preferred Stock, par value $0.0001, issued and outstanding as of December 31, 2020. The reverse stock split did not result in any change of the original par value of the Company common and preferred stock.

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

14.    Warrants

In July, 2020, in connection with the issuance of the Series B Preferred Stock through a private placement, the Company issued equity-classified warrants to designees of the placement agent to purchase an aggregate of 269,360 shares of our common stock at an exercise price of $4.46 per share, valued in the aggregate at USD 413,887 and included in the issuance costs of the Series B Preferred Stock. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years from July 20, 2020.  On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding warrants were proportionately reduced from 269,360 to 237,249 and the respective exercise prices, were proportionately increased from $4.46 to $5.07 in accordance with the terms of the agreements governing such securities. As of December 31, 2021, 11,862 warrants were exercised resulting in 3,283 shares having been issued following the cashless mechanism as per the terms of the agreement.

On May 6, 2021, the Company entered into nine months investing banking services and financial advisory agreement and issued equity-classified warrants to designees of the investment bank to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at USD 1,034 thousand. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants is recognized on a straight-line basis over the nine months service period as general and administrative expense. As of December 30, 2021, no warrants were exercised or exchanged.

The fair value of the warrants issued in 2020 and 2021 is estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020
Grant date fair value	$5.17	$1.54
Volatility	70%	75%
Expected term (years)	4.00	5.00
Risk-free interest rate	0.81	0.28
Expected dividend yield -	-	-

15.    Equity Incentive Plan

On September 24, 2020, the Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provides for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Board of Directors. The 2020 Omnibus Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The maximum number of shares to be issued under the 2020 Omnibus Plan is 1,310,000. The 2020 Omnibus Plan expires after ten years, unless terminated prior to that date by the Board of Directors. The Board of Directors is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. No option will have a term in excess of 10 years. The exercise price for a stock option awarded under the 2020 Omnibus Plan shall not be less than the fair market value of the Company’s common stock on the date of the grant.

On December 23, 2021, the Board of Directors, has determined that it is advisable and in the best interests of the Company to adopt an Inducement Equity Incentive Plan (the “2021 Inducement Equity Incentive Plan”) intended to induce new employees to join the Company for the benefit of individuals who satisfy the standards for inducement grants under Rule 5635(c)(4) of the NASDAQ Listing Rules and the related guidance issued thereunder with respect to the Company and its affiliates. The maximum number of shares reserved for issuance pursuant to awards to be granted under the 2021 Inducement Equity Incentive Plan is to 1,000,000.

Stock Option Grants

The following tables summarize stock option activity for the year ended December 31, 2021 :

				Weighted Average	Aggregate
		Weighted Average	Weighted Average	Remaining Contractual	Intrinsic
	Shares	Grant Date Fair Value	Exercise Price	Terms (Years)	Value
Outstanding as of December 31, 2020	488,000		2.97	9.70	—
Options outstanding after stock splits	429,822	2.42	3.38	9.01	—
Options granted	535,780	4.27	6.53	5.66	—
Options exercised	(3,625)	2.42	3.38	—	—
Options cancelled/forfeited	(1,761)	2.42	3.38	—	—
Options outstanding as of December 31, 2021	960,216	3.46	5.13	6.25	163,237

Options Outstanding					Options Exercisable
			Weighted	Weighted Average		Weighted
		Weighted- Average Years	Average	Grant Date		Average
Exercise	Number	Remaining on Contractual	Exercise	Fair Value	Number	Exercise
Price	Outstanding	Life	Price		Exercisable	Price
$3.38	512,516	8.91	$3.38	$2.42	174,621	$3.38
$5.86	210,000	9.98	$5.86	$4.00	—	—
$5.99	45,500	9.94	$5.99	$4.34	—	—
$7.80	104,000	9.61	$$780	$5.63	2,664	$780
$10.03	88,200	9.36	$10.03	$5.15	—	—

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding stock options were proportionately reduced from 588,000 to 517,902 and the respective exercise prices, were proportionately increased from $2.97 to $3.38 in accordance with the terms of the agreements governing such securities.

The reverse stock split did not impact the fair value of the stock option previously recorded and no modification accounting is required because all the three following conditions were met:  (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument is the same as the classification of the original award immediately before modification.

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on December 31, 2021.

As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock options granted was USD 2,403 thousand and is expected to be recognized over 4 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. The computation of expected volatility and expected term of exercise is based on a representative group of companies with similar characteristics, including stage of product development and life science industry focus, since we do not have a reliable history. The risk-free interest rate is based on US treasury bonds whose term is consistent with the expected term of exercise of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The Company’s policy is to account for forfeitures when they occur.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020
Grant date fair value	$4.27	$2.13
Volatility	80%	80%
Expected term (years)	5.66	7.00
Risk-free interest rate	0.98	0.67
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted as of December 31, 2021 and 2020 was $4.27 and $2.13, respectively. Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows:

	Year Ended December 31
	2021	2020
Research and development	344,304	57,049
General and administrative	495,067	24,591
Total stock-based compensation	$839,371	$81,640

16.    Collaboration Agreement

On April 20, 2021, the Company entered into a multi-target collaboration agreement with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its in-licensed SEE-Tx® computational platform technology to identify binding sites on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis.

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

In May 2021, the first target development program was identified, and the estimated development cost were approved and collected in July 2021. The transaction price of this first target development program includes (i) $50 thousand of fixed consideration as program initiation fee, (ii) up to $272 thousand as reimbursement for employee and external research and development cost, (iii) $250 thousand subject to the exercise of a research program option, (iv) up to $41.5 million of variable consideration in the form of event-based milestone payments, if goals will be met in the future, and (v) other royalty-based payments based on future net sales.

The Company analyzed the Zentalis Collaboration Agreement and concluded that it represents a contract with a customer within the scope of ASC 606 and ASC 808. Based on that evaluation, (i) the program initiation fee was recognized as revenue in full as of June 30, 2021 at a point in time, at program inception as there is no unsatisfied performance obligation; (ii) the performance obligation to provide development services, is satisfied over a period of time as services are performed and Zentalis receives the benefit for the services. The Company will recognize revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred.

As of December 31, 2021, the Company recognized $167 thousand of revenues and reported current portion of deferred revenues for $155 thousand.

17.    Income taxes

The Company is subject to taxation in the U.S., Switzerland and in Spain. Taxes are recorded on an accrual basis and represent the allowances for taxes paid or to be paid for the year, calculated according to the current enacted rates and applicable laws. The Company has accumulated net tax losses since inception in Switzerland and in the U.S. The Company report a provision for income taxes due to the Spanish tax authorities pertaining to our branch Gain Therapeutics Sucursal en España. Spanish corporate income taxes have been computed based on an effective tax rate of 25%, which represents the statutory tax rate, as no discrete items were noted in the computation of income taxes.

For financial reporting purposes, loss before income taxes provision includes the following components:

	Year Ended
	December 31,
	2021	2020
Domestic	$(7,601,640)	$(623,667)
Foreign	(6,284,958)	(2,948,629)
Total	$(13,886,598)	$(3,572,296)

Following is the breakdown of the components of income tax expense provision for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Current:
Federal	—	—
State	—	—
Foreign	4,008	5,386
Total	$4,008	$5,386
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total income tax expense	$4,008	$5,386

The breakdown of domestic and foreign NOLs and related DTAs are reported in the following table:

	Year Ended
	December 31,
	2021	2020
NOLs (foreign)	$(12,021,483)	$(6,076,187)
NOLs (domestic)	(6,218,309)	(532,209)
Total NOLs	$(18,239,792)	$(6,608,396)

Deferred tax assets related to:
Net operating loss (foreign)	2,243,668	1,111,942
Net operating loss (domestic)	1,677,610	146,451
Stock based compensation	253,439	22,465
Warrant expense	284,531	—
Other temporary differences	4,010	—
Total deferred tax assets	$4,463,258	$1,280,858
Deferred tax liabilities
Depreciation and other	(1,137)	(2,682)
Total deferred tax liabilities	$(1,137)	$(2,682)

Valuation allowance	4,462,121	1,278,176
Net deferred tax assets	—	—

According to Swiss tax law, the NOLs can be carried forward for seven years and will begin to expire commencing from 2025 for the NOLs generated in 2017.

According to the U.S. Tax Cuts and Jobs Act (“TCJA”) that was signed into law on December 22, 2017, federal net operating losses (“NOLs”) incurred after December 31, 2017 can be carried forward indefinitely and are limited to 80% of taxable income in any tax period. The NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception.

Deferred tax assets require an assessment of both positive and negative evidence when determining whether it is more likely than not that they can be recovered. Such assessment is made on a jurisdiction-by-jurisdiction basis. The Company’s assessment includes an evaluation of cumulative losses, future sources of taxable income, exclusive of reversing temporary differences, and risks and uncertainties related to our business. As of December 31, 2021 and 2020, the Company has determined that there is not sufficient evidence that the Company will be able to realize the benefits of the domestic and foreign deferred tax assets. Accordingly, due to uncertainty regarding the realization of our deferred tax assets, the Company continues to maintain a full valuation allowance on the Company’s domestic and foreign deferred tax assets as of December 31, 2021 and 2020 and until sufficient positive evidence will exist to support the reversal of the valuation allowance.

A reconciliation of income tax expense (benefit) computed at the statuory federal income tax rate to the Compan’s effective tax rate as reflected in the consolidated financial statements is as follows:

	Year Ended
	December 31,
	2021	2020
Federal income tax at US statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	6.52%	6.52%
Permanent differences	(0.10)%	0.00%
Provision to return	0.13%	0.00%
Foreign tax	(0.03)%	(0.15)%
Valuation allowance	(27.52)%	(27.37)%
Effective income tax rate	0.00%	0.00%

As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.There are no changes expected to occur in the next 12 months with respect to the status of the Company’s uncertain tax positions.

The Company files income tax returns in Switzerland, Spain and in the United States. Tax years from 2018 and after remain subject to examination by the taxing jurisdictions. The NOL and tax carryforwards remain subject to review until utilized. The Company is currently not under examination by any tax authorities.

18.    Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, warrants and stock options are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Year Ended December 31
	2021	2020
Series A Preferred Stock	—	1,185,879
Series B Preferred Stock	—	2,695,600
Options to purchase common stock	960,216	429,822
Warrants to purchase common stock	425,387	237,249

The net loss per share for the comparative period ending December 31, 2020 of $1.17 has been recomputed to take into account the reverse stock split, resulting in $1.33 net loss per share.

19.    Related Parties

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

As of December 31, 2021 and 2020, there were no receivables and payables, revenues or expenses with Minoryx.

20.    Other Information

Own Shares

The Company does not hold, either directly or indirectly, its own shares and in these periods  has not purchased or alienated its own shares.

Commitments

As of December 31,2021, the Company had research commitments with contractual maturity date in 2022 for $ 453,305.

21.    Significant events after the balance sheet date

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as permitted in this transition period under the rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. We are not required to engage our independent audit firm to perform an audit of the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows: (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes.

We have initiated a remediation plan designed to improve our internal control over financial reporting. This includes:

●	hiring additional resources with appropriate technical knowledge and expertise for financial reporting purposes, and provided training;
●	implementing a more streamlined process for the preparation and review of financial information;
●	initiating a process aimed at strengthening, formalizing, documenting accounting processes, policies and internal controls procedures with the assistance of a professional accounting service firm;
●	engaging of consultants to provide additional US GAAP technical accounting expertise;
●	commencing the implementation of a new ERP system to automate certain processes, including a purchase requisition system, expense reporting system, consolidation, budgeting and reporting.

As result of  these actions we believe that as of December 31, 2021, there is no longer a material weakness related to lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training; however, the material weakness related to lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes is unremediated.

We believe progress was made in 2021 to enhance and strengthen our internal control over financial reporting. Management remains committed to improving the Company’s control environment, although the Company will require additional time to demonstrate the effectiveness of its remediation efforts.

Changes in Internal Control Over Financial Reporting

Other than as noted above there have been no changes in internal control over financial reporting during 2021.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted on our Internet website.

The Internet address for our website is www.gaintherapeutics.com, and the code of ethics may be found on the “Corporate Governance” section of our “Investors & Media” webpage.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the Nasdaq Global Market.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)	Financial Statements.

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated financial statements or related notes.

(3)	Exhibits.
		Incorported by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17.2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
4.1*	Description of Securities
4.2	Investors’ Rights Agreement, dated as of July 20, 2020, by and among Gain Therapeutics, Inc. and certain holders of its capital stock(a)	S-1	333-253303	4.2	2/19/2021
10.1	Form of Indemnification Agreement for Officers and Directors(a)	S-1/A	333-253303	10.3	3/10/2021
10.2	2020 Omnibus Incentive Plan(a)	S-1/A	333-253303	10.2	3/10/2021
	Gain Therapeutics, Inc. 2021 Inducement Equity Incentive Plan	8-K	001-40237	10.1	12/28/2021
	Form of Stock Option Agreement under the 2021 Inducement Plan	8-K	001-40237	10.2	12/28/2021
10.3	Minoryx Agreement between Minoryx Therapeutics, S.L. and GT Gain Therapeutics SA	S-1	333-253303	10.3	2/19/2021
10.4	Executive Employment Agreement, effective as of July 20, 2020, between Gain Therapeutics, Inc. and Eric I. Richman(a)	S-1	333-253303	10.4	2/19/2021
10.5	Executive Employment Agreement, effective as of August 13, 2020, between Gain Therapeutics, Inc. and Manolo Bellotto (a)	S-1	333-253303	10.5	2/19/2021
10.6	Consulting Agreement effective as of September 1, 2019, between GT Gain Therapeutics S.A. and Sal Calabrese	S-1	333-253303	10.6	2/19/2021
10.7	Executive Employment Agreement, effective as of November 2, 2020, between Gain Therapeutics, Inc. and Salvatore Calabrese(a)	S-1	333-253303	10.8	2/19/2021
10.8*	Executive Employment Agreement, effective as of October 15, 2021, between Gain Therapeutics, Inc. and Matthias Alder
10.9	Form of Exchange Agreement	S-1	333-253303	10.10	2/19/2021
10.10	Form of Placement Agent Warrant	S-1	333-253303	10.11	2/19/2021
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1#	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

(a) Management contract or compensatory plan or arrangement.

* Filed herewith

# The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN THERAPEUTICS, INC.
(Registrant)
March 25, 2022	By:	/s/ Eric I Richman
Date		Eric I. Richman
Chief Executive Officer
(Principal Executive Officer)

March 25, 2022	By:	/s/ Salvatore Calabrese
Date		Salvatore Calabrese
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Gain Therapeutics, Inc., hereby severally constitute and appoint Eric Richman, Salvatore Calabrese and Matthias Alder, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 25, 2022	/s/ Eric Richman
Eric Richman Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 25, 2022	/s/ Salvatore Calabrese
Salvatore Calabrese Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Khalid Islam
Dated: March 25, 2022	Khalid Islam Chairman of the Board of Director

/s/ Dov Goldstein
Dated: March 25, 2023	Dov Goldstein Director

/s/ Han Peter Hasler
Dated: March 25, 2022	Hans Peter Hasler Director

/s/ Gwen Melincoff
Dated: March 25, 2022	Gwen Melincoff Director

/s/ Claude Nicaise
Dated: March 25, 2022	Claude Nicaise Director

/s/ Jeff Riley
Dated: March 25, 2022	Jeff Riley Director