Form 10-K/A
period 2021-12-31
Gain Therapeutics, Inc.
filed 2022-05-02
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021 was $118.7 million, based on a closing price of $10.00 per share of the registrant's common stock as reported on The Nasdaq Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 29, 2022, the registrant had 11,883,368 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Gain Therapeutics, Inc. (the “Company,” “we,” “our,” “us” or “Gain”) for the fiscal year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K in reliance on General Instruction G(3) to Form 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our Original 10-K and our filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages as of April 29, 2022, and certain other information for each of the members of our Board of Directors, or the Board.

Name	Age	Principal Occupation/ Position Held With the Company
Eric I. Richman	61	Chief Executive Officer and Director
Khalid Islam, Ph.D.	66	Founder and Chairman of the Board of Directors
Dov Goldstein, M.D.	54	Director
Hans Peter Hasler	66	Director
Gwen Melincoff	70	Director
Claude Nicaise, M.D.	68	Director
Jeffrey Riley	59	Director

Eric I. Richman has served as our Chief Executive Officer and as a member of our Board of Directors since July 2020. Mr. Richman has over 25 years of experience in the biotechnology and pharmaceutical industries as an investor and in operational roles. He served as a Venture Partner at Brace Pharma Capital, a life science venture capital firm from 2016 to 2018 and Advisor to Broad Oak Capital, a life science private equity firm from 2015 to present. Mr. Richman also served as Chief Executive Officer of Tyrogenex Inc., a biopharmaceutical company and he served as Chief Executive Officer of PharmAthene, Inc. (“PharmAthene”), subsequently acquired by Altimmune, Inc, from 2010 to 2015. Prior to PharmAthene, Mr. Richman held various commercial and strategic positions at MedImmune, Inc. over a 12-year period from its inception. Mr. Richman currently serves as a director of Neubase Therapeutics, Inc. and NovelStem International Corp., co-founder and Chairman of InFuse Holdings and Chairman of the board of LabConnect, Inc. Between 2007 and 2020, he served as a director of Adma Biologics, Inc., Zyversa Therapeutics, Inc. and LEV Pharma, which was acquired by Viropharma, among others private and public companies. Mr. Richman received a B.S. in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a M.B.A. from the American Graduate School of International Management. Our Board of Directors believes that Mr. Richman is qualified to serve as a director based on his role as our Chief Executive Officer and his extensive management experience in the biotechnology industry.

Dr. Khalid Islam, Ph.D. cofounded our company in 2017 and has served as Chairman of our Board of Directors since 2017. Dr. Islam has over 30 years of experience in the biotechnology and pharmaceutical industries. He is currently the Managing Director of Life Sciences Management GmbH, the Chairman of the Board of Directors of Fennec Pharmaceuticals and Minoryx Therapeutics S.L, as well as a director of Processa Pharmaceuticals. Dr. Islam also served as Chairman and Chief Executive Officer of Gentium S.p.A. from 2009 to 2014, where, under his leadership, Defitelio was granted marketing authorization and the company went from a $25 million valuation to a $1 billion all-cash merger with Jazz Pharmaceuticals plc. From 1999 to 2008, he served as President and Chief Executive Officer of Arpida AG, where he transitioned the early-stage startup to a SWX-listed company and raised $300 million between their initial public offering and follow-ons. From 1987 to 1999, Dr. Islam held various positions at HMR & MMD (now Sanofi-Aventis). Prior to HMR & MMD, he worked in academia at Imperial College, University of London and Milan University, where he was a contract professor. He has also previously served as a director of Immunomedics Inc., Karolinska Development, MolMed S.p.A., OxThera AB, Rheoscience AS, PCovery AS, Adenium AS and C10 Pharma AS. He is an advisor to Kurma Biofund (Paris). Dr. Islam is a graduate of Chelsea College and received his Ph.D. from Imperial College, University of London. Our Board of Directors believes that Dr. Islam is qualified to serve as a director based on his extensive science background and professional experience.

Dov Goldstein, M.D. has served as a member of our Board of Directors since January 2021. Dr. Goldstein has over 20 years of experience in the financial management of various biotechnology and pharmaceutical companies. Chief Financial Officer of BioAge Labs, a privately held biotechnology company. He was previously Chief Financial Officer and Business Officer of Indapta Therapeutics. Dr. Goldstein served as Chief Executive Officer at RIGImmune. At Aisling Capital, a private investment firm, he served as Managing Partner, from 2014 to 2019, Partner from 2009 to 2014 and Principal from 2006 to 2009. Dr. Goldstein served as Chief Financial Officer and director of Loxo Oncology, between July 2014 and January 2015 and its acting Chief Financial Officer from January 2015 to May 2015. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals, which was acquired by Pfizer in September 2005. Prior to joining Vicuron, Dr. Goldstein was Director of Venture Analysis at HealthCare Ventures. Dr. Goldstein completed an internship in the Department of Medicine at Columbia-Presbyterian Hospital. Dr. Goldstein serves as a director of NeuBase Therapeutics. He served as a director of ADMA Biologics, Cempra (acquired by Melinta Therapeutics), Durata Therapeutics, Esperion Therapeutics, and Loxo Oncology. Dr. Goldstein received a B.S. from Stanford University, an M.B.A. from Columbia Business School, and an M.D. from Yale School of Medicine.Our Board of Directors believes that Dr. Goldstein is qualified to serve as a director based on his extensive science background and professional experience.

Hans Peter Hasler has served as a member of our Board of Directors since January 2021. Mr. Hasler has over 20 years of experience in the biotechnology and pharmaceutical industries. Mr. Hasler is the Founder and, until 2020 served as Chief Executive Officer, of Vicarius Pharma AG, a privately held company that provides strategic options to non-European bio-pharma companies bringing late-stage assets to the European market. Mr. Hasler is Chairman of the Board of HBM Healthcare Investments AG in Switzerland, Director of the Board of Minerva Neuroscience Inc., Boston, non-executive Chairman of the Board of Shield Therapeutics PLC, London, and Chief Advisor of SBTech Advisory, a small asset scouting company located in Israel, Switzerland, and the USA. Since June 2009, he has served as a director of HBM Healthcare Investments, an investment company listed on SIX Swiss Exchange, and is Senior Advisor at SBTech Global Advisory. His prior experience includes Elan Corporation, where he was Chief Operating Officer, and Biogen, Inc., where his positions included Chief Operating Officer, Executive Vice President, Head of Global Neurology and International. Previously, Mr. Hasler was at Wyeth Pharmaceuticals as Senior Vice President, Chief Marketing Officer and Managing Director of Wyeth Group Germany and General Manager, Wyeth-Lederle Switzerland, Austria and ECE. Mr. Hasler holds a Federal Swiss Commercial Diploma and a Marketing Manager Certificate from the Swiss Institute of Business Economy SIB, Zurich, Switzerland. Our Board of Directors believes that Mr. Hasler is qualified to serve as a director based on his extensive science background and professional experience.

Gwen Melincoff has served as a member of our Board of Directors since January 2021. Ms. Melincoff is a seasoned business development and venture professional with over 25 years of deal making and management experience in the biotechnology and pharmaceutical industries. Ms. Melincoff is currently managing director at Gemini Advisors LLC, a biopharmaceutical consultancy (since 2013) and an advisor to Verge Genomics, a startup drug discovery company (since 2016). Ms. Melincoff serves on the board of Protalix Biotherapeutics, Inc., Collegium Pharmaceutical, Inc., and Soleno Therapeutics, Inc. and in an advisory capacity at a number of pharmaceutical companies. From January 2017 through January 2019, she served on the board of directors of Kamada Ltd., the board of Photocures ASA from April 2017 - June 2020 and from June 2014 through November 2016 she served on the Board of Directors of Tobira Therapeutics Inc. (acquired by Allergan plc). From August 2014 through September 2016, Ms. Melincoff previously served as Vice President of Business Development at BTG International Inc., a UK-specialist healthcare company. Prior to BTG, Ms. Melincoff was Senior Vice President of Corporate Development at Shire Plc (acquired by Takeda). Additionally, she led the Shire Strategic Investment Group, the venture capital arm of Shire Plc. Ms. Melincoff was Vice President of Business Development at Adolor Corporation and held executive positions at Eastman Kodak for over ten years in a number of their health care companies. Ms. Melincoff received a B.S. in Biology from The George Washington University and an M.S. in Management and Health Care Administration from Pennsylvania State University. Ms. Melincoff has also attained the designation of Certified Licensing Professional (CLP™). Ms. Melincoff was named to the “Top Women in Biotech 2013” by Fierce Biotech and to the Powerlist 100 of Corporate Venture Capital in 2012 and 2013. Our Board of Directors believes that Ms. Melincoff is qualified to serve as a director based on her extensive science background and professional experience.

Claude Nicaise, M.D. has served as a member of our Board of Directors since January 2021. Dr. Nicaise has more than 35 years of experience in the development and regulation of biotechnology and pharmaceutical industries. He is the founder of Clinical Regulatory Services, a company providing advice on clinical and regulatory matters to biotechnology companies. Dr. Nicaise serves on the board for Sarepta Therapeutics, Inc., chairs their Compensation committee, and is a member of their Research and Development committee. Since 2015, Dr. Nicaise has served as an Executive Vice President Regulatory at Ovid Therapeutics Inc., a company that develops medicines for orphan diseases of the brain. Dr. Nicaise was a Senior Vice President of Strategic Development and Global Regulatory Affairs at Alexion Pharmaceuticals from 2008 to 2014. From 1983 to 2008, Dr. Nicaise served in various positions of increasing responsibility at Bristol-Myers Squibb, including senior positions such as Vice President of Global Development, Vice-President of Worldwide Regulatory Science and Strategy, and leadership positions in Oncology, Infectious Disease, and Neuroscience development. Dr. Nicaise received his M.D. from the Université Libre de Bruxelles in Belgium. Our Board of Directors believes that Dr. Nicaise is qualified to serve as a director based on his extensive science background and professional experience.

Jeffrey Riley has served as a member of our Board of Directors since May 2019. Mr. Riley has more than 25 years of experience in the biotechnology and pharmaceutical industries, during which he has negotiated numerous worldwide strategic corporate alliances, established joint ventures and assisted in venture financings to support product development. He is currently the Chief Executive Officer and Director of Caravan Biologix, Inc. and Executive Chairman of Blink TBI. Over his career, he has served in various roles and responsibilities in big pharma (SmithKline Beecham and Pfizer), venture capital (Queensland Biocapital Fund / QIC) and numerous biotechnology companies in the capacity of business development and general management. From March 2010 until December 2017, he served as the President, Chief Executive Officer and a director of Synthetic Biologics, Inc., a clinical-stage company leveraging the microbiome to develop therapeutics designed to prevent and treat gastrointestinal diseases. He has served as a member of several public and private boards of directors in the United States and Australia. Mr. Riley received a B.S. from Boise State University, an MBA/MIM from Arizona State University’s Thunderbird School of Global Management and has done advanced science work at the University of California, San Francisco and Berkeley. Our Board of Directors believes that Mr. Riley is qualified to serve as a director based on his extensive science background and professional experience.

Executive Officers

The following table identifies certain information about our executive officers as of April 29, 2022. Our executive officers are appointed by, and serve at the discretion of, our Board.

Name	Age	Principal Position
Eric I. Richman	61	Chief Executive Officer and Director
Matthias Alder	57	Chief Operating Officer
Salvatore Calabrese	52	Chief Financial Officer

Eric I. Richman Biographical information for Mr. Richman is included above with the director biographies under the caption “Board of Directors.”

Matthias Alder has served as our Chief Operating Officer since October 2021. Prior to joining us, he served as Chief Business Officer at Autolus Therapeutics plc from 2017 to 2021. Prior to then, from 2014 to 2017, Mr. Alder held various executive management positions at Sucampo Pharmaceuticals, Inc., a biopharmaceutical company which was subsequently acquired by Mallinckrodt Pharmaceuticals, including executive vice president of Business Development and Licensing, and general counsel and corporate secretary. Prior to 2014, Mr. Alder served as executive vice president of corporate development and legal affairs and corporate secretary at Cytos Biotechnology AG, a biopharmaceutical company focused on the development of targeted immunotherapies, from 2013 to October 2014. From 2006 to 2012, Mr. Alder held various executive management roles at Micromet, Inc., serving as senior vice president for administration, general counsel and secretary at the time of the acquisition of Micromet by Amgen Inc. in 2012. He was also a partner in the Life Sciences Transactions Practice at Cooley LLP from 2000 to 2006, where he represented biotech companies in strategic transactions with pharmaceutical companies. Earlier in his career, Mr. Alder was in-house counsel at Ciba-Geigy and Novartis. Mr. Alder holds law degrees from the University of Basel and the University of Miami and is qualified to practice law in Switzerland and the United States.

Salvatore Calabrese has served as our Chief Financial Officer since November 2020. Prior to joining us, Mr. Calabrese served as the Chief Financial Officer of Molmed S.p.A., a cell & gene company, from September 2018 to September 2020. Prior to joining Molmed S.p.A, Mr. Calabrese served as General Manager and Site Leader for the Italian Operation of Jazz Pharmaceuticals from 2014 to 2018. From February 2005 to August 2014, he held various positions of increasing responsibility at Gentium S.p.A., most recently holding the position of Chief Operating Officer. From December 2003 until February 2005, he served as Accounting and Finance Manager for Novuspharma, S.p.A., a development stage biopharmaceutical company focused on the discovery and development of cancer drugs and a subsidiary of Cell Therapeutics, Inc. From 1996 until 2003, Mr. Calabrese was employed by PricewaterhouseCoopers as an accountant and was a Manager in Assurance Business Advisory Services at the time of his departure. He earned a B.A. in Economics at the University of Messina and a M.S. in Accounting, Audit and Financial Control at the University of Pavia. He is also listed in the Italian National Audit Register held by the National Justice Department in the Republic of Italy.

There are no family relationships among any of our directors or executive officers.

Corporate Governance

General

Our Board has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics in the “Corporate Governance” section of the “Investors & Media” page of our website located at https://gaintherapeutics.com/investors-media/corporate-governance.html or by writing to our Secretary at our offices at 4800 Montgomery Lane, Suite 220 Bethesda, Maryland 20814.

If we make any substantive amendments to the Code of Business Conduct or we grant any waiver from a provision of the Code of Business Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Independence of the Board of Directors

As required under the Nasdaq Stock Market, or Nasdaq, listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with its counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Goldstein, Mr. Hasler, Ms. Melincoff, Dr. Nicaise and Mr. Riley. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with us.

Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. In making this determination, our Board considered the applicable Nasdaq rules and the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including their beneficial ownership of our capital stock.

Board Leadership Structure

The Chairman of our Board is Dr. Islam. The primary responsibilities of the Chairman of our Board of Directors are to: work with our Chief Executive Officer, Mr. Richman, to develop board meeting schedules and agendas; provide our Chief Executive Officer feedback on the quality, quantity and timeliness of the information provided to the Board of Directors; develop the agenda for and moderate executive sessions of the independent members of the Board of Directors; preside over board meetings; act as principal liaison between the independent members of the Board of Directors and the Chief Executive Officer; convene meetings of the independent directors as appropriate; and perform other duties as the Board of Directors may determine from time to time. Accordingly, Dr. Islam has substantial ability to shape the work of our Board of Directors.

We believe that separation of the positions of board chair and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs.

Board Diversity

Our Board believes that a diverse board is better able to effectively oversee our management and strategy, and position us to deliver long-term value for our stockholders. Our nominating and corporate governance committee considers diversity, including gender, sexual preference and ethnicity, as adding to the overall mix of perspectives of our Board as a whole. With the assistance of the nominating and corporate governance committee, our Board regularly reviews trends in board composition, including on director diversity.

The table below provides additional diversity information regarding our Board as of April 29, 2022. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Listing Rule 5605(f). While the Board satisfies the minimum objectives of Nasdaq Rule 5605(f)(2) by having at least one director who identifies as female and at least one director who identifies as a member of an Underrepresented Minority (as defined by Nasdaq Rules), the Nominating and Corporate Governance Committee will continue to consider the diversity of the Board in its selection of director nominees.

Board Diversity Matrix (As of April 29, 2022)
Total Number of Directors	7
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	4
Two or More Races or Ethnicities		1
LGBTQ+
Did Not Disclose Demographic Background

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee of the Board established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of our financial statements.

Dr. Goldstein, Mr. Hasler and Mr. Riley serve as the current members of the Audit Committee, with Dr. Goldstein serving as Chair of the Audit Committee. The Board also determined that Dr. Goldstein is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. Our Board has determined that each of the members of our Audit Committee satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3(b)(1) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at https://gaintherapeutics.com/investors-media/corporate-governance.html. If we make any substantive amendments to the Code of Business Conduct or we grant any waiver from a provision of the Code of Business Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Stockholder Communications with the Board

Stockholder communications will be reviewed by one or more employees of the Company designated by the Board, who will determine whether the communication should be presented to the Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications (such as advertisements, solicitations and hostile communications). All communications directed to the Audit Committee in accordance with our Whistleblower Policy for Accounting and Auditing Matters that relate to questionable accounting or auditing matters involving us will be promptly and directly forwarded to the Audit Committee. We also have a corporate ethics hotline to allow complaints related to questionable accounting or auditing matters. All inquiries made through this hotline are immediately directed to the chairman of the Audit Committee.

Stockholder Nomination Process

Our Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 4800 Montgomery Lane, Suite 220 Bethesda, Maryland 20814 at least 120 days prior to the anniversary date of the mailing of our proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Item 11. Executive Compensation.

Compensation Overview

This section provides a discussion of the total compensation awarded to, earned by, or paid to, during the years ended December 31, 2021 and 2020: (1) the individual who served as our principal executive officer during the fiscal year ended December 31, 2021 and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2021 and were serving as executive officers as of such date. We refer to these individuals in this prospectus as our named executive officers.

Our named executive officers for 2021 who appear in the Summary Compensation Table are:

•	Eric I. Richman, our President and Chief Executive Officer;

•	Matthias Alder, our Chief Operating Officer; and

•	Salvatore Calabrese, our Chief Financial Officer.

Summary Compensation Table

The following table shows, for the fiscal years ended 2021 and 2020, compensation awarded to or paid to, or earned by, our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)		Total ($)
Eric I. Richman (4)	2021	373,458		80,000	(5)	—		—	120,000		26,707	(6)	600,165
Chief Executive Officer	2020	131,250		30,000	(7)	—		63,843	37,500	(8)	14,540		277,133
Matthias Alder (9)						0	(10)
Chief Operating Officer	2021	83,333		—		—		848,826	21,875	(11)	—		954,034
Salvatore Calabrese	2021	268,000	(12)	40,000	(13)	—		—	37,389		—		345,389
Chief Financial Officer	2020	41,810		21,095	(14)	—		202,253	25,086	(15)	29,116	(16)	319,360

(1)	Salary amounts represent actual amounts earned during the periods presented. See “ —Narrative to the Summary Compensation Table—Annual Base Salary” below.

(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the periods presented computed in accordance with ASC 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 15 to our audited consolidated financial statements included in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the options, the exercise of the options or the sale of shares of common stock underlying such options.

(3)	Reflects performance-based cash bonuses awarded to our named executive officers during the periods presented. See “—Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was awarded.

(4)	Mr. Richman was appointed our Chief Executive Officer in July 2020. He also serves as a member of our board of directors but does not receive any additional compensation for his service as a director.

(5)	Represents a one-time bonus payment in the amount of $80,000 awarded in April 2021 in recognition of the successful completion of our initial public offering.

(6)	Represents reimbursement of medical, dental and vision benefits.

(7)	Represents a one-time signing bonus payment in the amount of $30,000.

(8)	Mr. Richman’s bonus payment was pro-rated for the portion of fiscal year 2020 which he was employed by us.

(9)	Mr. Alder commenced employment with us on October 15, 2021.

(10)	The performance-based restricted stock unit award granted to Mr. Alder in December 2021 will vest upon the achievement of the following milestones: (i) the first tranche of 100,000 restricted stock units will vest upon (a) the closing of an exclusive license deal for one or more Company pipeline programs and/or research, development and commercialization of a collaboration deal with a “Validating Industry Partner” (as such term is defined in his employment agreement), and (b) a resulting extension of our cash runway by one year or more with one or more transactions; and (ii) the second tranche of 100,000 restricted stock units will vest upon the initiation (which we define as the dosing of a first patient) of a Phase 1b clinical trial conducted in the United States. The grant date fair value for this award was determined to be $0 under ASC 718 based upon a determination that, as of the grant date, it was not probable that the performance conditions will be achieved.

(11)	Mr. Alder’s bonus payment was pro-rated for the portion of fiscal year 2021 which he was employed by us.

(12)	Mr. Calabrese’s 2021 annual compensation was €226,600 which for reporting purposes has been converted into U.S. dollars at the 2021 average exchange rate of $1.18.

(13)	Represents a one-time bonus payment in the amount of $40,000 awarded in April 2021 in recognition of the successful completion of our initial public offering.

(14)	Represents a one-time signing bonus of €18,500 ($21,095), which for reporting purposes was converted into U.S. dollars at the exchange rate of $1.14.

(15)	Mr. Calabrese’s bonus payment of €22,000 ($25,086) was pro-rated for the portion of fiscal year 2020 which he was employed by us, and for reporting purposes was converted into U.S. dollars at the exchange rate of $1.14.

(16)	Amount reflects consulting fees paid to Mr. Calabrese prior to his appointment as our Chief Financial Officer in November 2020.

Narrative to Summary Compensation Table

Our Board of Directors reviews compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company.

Our Board of Directors has historically determined the compensation of our executives, upon recommendation of the compensation committee. The compensation committee has reviewed and recommended to the board for approval the compensation and other terms of employment of our Chief Executive Officer, and evaluates the Chief Executive Officer’s performance in light of relevant corporate goals and objectives. Our Chief Executive Officer has typically discussed his recommendations for all other executives (other than himself) with the compensation committee and the board. Based on those discussions and its discretion, the Compensation Committee has recommended the compensation of each executive officer to the board, and the Board has then approved.

Annual Base Salary

The annual base salaries of our named executive officers are generally reviewed, determined and approved by the Board periodically upon the recommendation of the compensation committee in order to compensate our named executive officers for the satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

The following table sets forth the annual base salaries for each of our named executive officers for 2021 and 2022, as determined by the Board upon the recommendation of the compensation committee:

Name	2021 Base Salary ($)		2022 Base Salary ($)
Eric I. Richman	400,000	(1)	420,000	(2)
Matthias Alder	400,000		420,000
Salvatore Calabrese	268,000	(3)	281,400	(4)

(1)	Mr. Richman’s base salary is pro-rated from an annual base salary of $500,000 for his 80% work schedule.

(2)	Mr. Richman’s base salary is pro-rated from an annual base salary of $525,000 for his 80% work schedule.

(3)	Mr. Calabrese’s 2021 base salary was set at €226,600, which for reporting purposes has been converted into U.S. dollars at the 2021 average exchange rate of $1.1827.

(4)	Mr. Calabrese’s 2022 base salary was increased by 5% to €237,930. Assuming the 2021 average exchange rate of $1.1827, Mr. Calabrese’s 2022 base salary would be equivalent to $281,400.

Bonus

In April 2021, Mr. Richman and Mr. Calabrese were awarded one-time, discretionary bonus payments of $80,000 and $40,000, respectively, in recognition of the successful completion of our initial public offering.

Non-Equity Incentive Plan Compensation

In accordance with the terms of their respective employment agreements, our named executive officers are eligible to receive discretionary annual bonuses of up to a percentage of each executive’s gross base salary based on individual performance, company performance or as otherwise determined appropriate, as determined by the Compensation Committee.

Name	2021 Bonus Target (%)	2022 Bonus Target (%)
Eric I. Richman	40	50
Matthias Alder	35	40
Salvatore Calabrese	30	35

In April 2022, the Compensation Committee completed an evaluation of our overall performance for 2021 and the named executive officers’ respective contributions in achieving this performance. The Compensation Committee’s review was based on company performance against corporate objectives previously approved by the Board. Following such review, the Compensation Committee determined that the corporate performance objectives were achieved at approximately the 50% achievement level. The Compensation Committee also determined that Mr. Richman had earned 75% of his target bonus for 2021 based on additional achievements and his overall performance, equal to a bonus of $120,000; Mr. Alder had earned 75% of his target bonus for 2021 based on additional achievements and his overall performance, equal to a bonus of $21,875 which was pro-rated for the portion of 2021 which he was employed by us; and Mr. Calabrese had earned 50% of his target bonus for 2021, equal to a bonus of $37,389.

Equity-Based Incentive Awards

Our equity-based incentive awards granted to our named executive officers are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers.

Historically, we have used stock options as an incentive for long-term compensation to our executive officers because the options allow our executive officers to profit from this form of equity compensation only if our stock price increases relative to the option’s exercise price, which exercise price is set at the fair market value of our shares of common stock on the date of grant. However, in December 2021, our Board granted a performance-based restricted stock unit award to Mr. Alder, the vesting of which is based on the achievement of the following milestones: (i) the first tranche of 100,000 restricted stock units will vest upon (a) the closing of an exclusive license deal for one or more Company pipeline programs and/or research, development and commercialization of a collaboration deal with a “Validating Industry Partner” (as such term is defined in his employment agreement), and (b) a resulting extension of our cash runway by one year or more with one or more transactions; and (ii) the second tranche of 100,000 restricted stock units will vest upon the initiation (which we define as the dosing of a first patient) of a Phase 1b clinical trial conducted in the United States. We may consider using restricted stock unit awards again in the future as long-term incentives for our executive officers, in combination with or without stock option awards.

Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. We may grant equity awards at such times as our Board or Compensation Committee determines appropriate. Our executives generally are awarded an initial grant in the form of an option in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “— Outstanding Equity Awards at Fiscal Year-End for further information regarding option and stock awards granted during fiscal 2021.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2021.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Eric I. Richman Chief Executive Officer	12/15/20	10,007	16,417	(3)	-	3.38	12/15/2030	-		-
Matthias Alder Chief Operating Officer	12/23/21	0	200,000	(4)	-	5.86	12/23/2031	-		-
	12/23/21	-	-		-	-	-	200,000	(5)	1,086,000
Salvatore Calabrese Chief Financial Officer	9/25/20	34,870	48,804	(6)	-	3.38	9/25/2030	-		-

(1)	All of the awards in this table granted to Mr. Richman and Mr. Calabrese were granted under the Gain Therapeutics Inc. 2020 Omnibus Incentive Plan, or the 2020 Plan. In December 2021, the Board amended the 2020 Plan to reserve an additional 1,000,000 shares of our common stock to be used for grants to individuals who were not previously employees of the Company, which we refer to as the “2021 Inducement Award Subplan.” The awards granted to Mr. Alder were granted under the 2021 Inducement Award Subplan to the 2020 Plan.

(2)	All of the option awards listed in the table with a grant date up to March 17, 2021 were granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award, as determined in good faith by our Board. All of the option awards granted as of March 17, 2021 onwards are granted with an exercise price per share that is the closing price of our common stock on the date of grant.

(3)	One-third of the shares underlying this award vested on December 15, 2021, and the remaining shares vested in 24 equal monthly installments thereafter, subject to officer’s continued service through each vesting date.

(4)	Twenty-five percent of the common stock subject to this award shall vest on October 15, 2022, and the remaining shares vested in 36 equal monthly installments thereafter, subject to the officer’s continued service through each vesting date.

(5)	The performance-based restricted stock unit award granted to Mr. Alder in December 2021 will vest upon the achievement of the following milestones: (i) the first tranche of 100,000 restricted stock units will vest upon (a) the closing of an exclusive license deal for one or more Company pipeline programs and/or research, development and commercialization of a collaboration deal with a “Validating Industry Partner” (as such term is defined in his employment agreement), and (b) a resulting extension of our cash runway by one year or more with one or more transactions; and (ii) the second tranche of 100,000 restricted stock units will vest upon the initiation (which we define as the dosing of a first patient) of a Phase 1b clinical trial conducted in the United States. The grant date fair value for this award was determined to be $0 under ASC 718 based upon a determination that as of the grant date, it was not probable that the performance conditions will be achieved. The maximum potential fair value as of December 31, 2021 for the performance-based restricted stock unit award, based on achieving the maximum level of performance under the award as of the grant date, was calculated to be $1,086,000, using the closing price of our common stock on December 31, 2021 ($5.43).

(6)

One-third of the shares underlying this award vested on September 25, 2021, and the remaining shares vested in 24 equal monthly installments thereafter, subject to officer’s continued service through each vesting date.

Health and Welfare and Retirement Benefits

Our named executive officers are eligible to participate in benefits available generally to salaried employees, such as participation in our 401(k) plan in the United States, paid time off, and holiday, in each case on the same basis as our other employees.

The Compensation Committee periodically reviews the levels of benefits provided to executive officers to ensure that they remain reasonable and consistent with its compensation philosophy. Our Board may elect to adopt qualified or nonqualified benefit plans in the future, if it determines that doing so is in our best interests.

Perquisites

We generally do not provide significant perquisites or personal benefits to our named executive officers.

Employment Agreements and Severance Benefits

We provide certain of our named executive officers with certain severance protections in their employment agreements in order to attract and retain an appropriate caliber of talent for such positions. Our employment agreements with the named executive officers and the severance provisions set forth therein are summarized below under “—Employment Arrangements with our Named Executive Officers” and “—Potential Payments and Benefits upon Termination or Change in Control.” Our compensation committee intends to periodically review the level of the benefits in these agreements

Employment Arrangements with our Named Executive Officers

We have entered into employment agreements with each of our named executive officers. The agreements set forth the terms and conditions of each executive’s employment with us, including base salary, bonus opportunity, eligibility for employee benefits and certain non-solicitation and non-competition provisions. Our agreements with Mr. Alder and Mr. Calabrese set forth certain severance benefits upon a qualifying termination of employment. Any potential payments and benefits due upon a qualifying termination of employment or a change in control are further described below under “— Potential Payments and Benefits upon Termination or Change in Control.”

The employment of each of our named executive officers may be terminated at any time in accordance with the terms of the respective agreements. In addition, each of our named executive officers has executed a form of our standard proprietary information and inventions agreement. The material terms of each agreement are described below.

Eric I. Richman

We entered into an employment agreement with Mr. Richman in July 2020 in connection with his appointment as our President and Chief Executive Officer for a two-year term. He will devote approximately 80% of his time to the affairs of the Company. Pursuant to his employment agreement, Mr. Richman was initially entitled to an annual base salary of $300,000 and a signing bonus of $30,000, which was paid in July 2020. He is also eligible to receive an annual performance incentive bonus subject to review and adjustment each year by the Board, and for additional equity awards under our equity compensation plans, as may be granted from time to time. In April 2021, his annual base salary was increased to $400,000. As of January 1, 2022, Mr. Richman’s base salary was increased to $420,000 (pro-rated from an annual base salary of $525,000 for his 80% work schedule), with an annual target bonus set at 50% of his annual base salary, subject to review and adjustment each year by the Board.

Matthias Alder

We entered into an employment agreement with Mr. Alder in October 2021 in connection with his employment as our Chief Operating Officer. Under his employment agreement, Mr. Alder was entitled to an initial annual base salary of $400,000 as may be adjusted from time to time by the Compensation Committee of the Board. As of January 1, 2022, Mr. Alder’s base salary was increased to $420,000. He is also eligible to receive an annual performance incentive bonus with a target amount in 2022 set at 40% of his annual base salary and certain severance benefits, as described below under “—Potential Payments and Benefits upon Termination or Change of Control.”

Under the employment agreement, in December 2021, we granted Mr. Alder an option to acquire 200,000 shares of common stock pursuant to the 2020 Plan, with an exercise price of $5.86, as described in “—Outstanding Equity Awards as of December 31, 2021” above. We also granted Mr. Alder a performance-based restricted stock unit award to acquire up to 200,000 shares of common stock which will vest in two tranches upon the achievement of the following milestones: (i) the first tranche of 100,000 restricted stock units will vest upon (a) the closing of an exclusive license deal for one or more Company pipeline programs and/or research, development and commercialization of a collaboration deal with a “Validating Industry Partner” (as such term is defined in his employment agreement), and (b) a resulting extension of our cash runway by one year or more with one or more transactions; and (ii) the second tranche of 100,000 restricted stock units will vest upon the initiation (which we define as the dosing of a first patient) of a Phase 1b clinical trial conducted in the United States. Mr. Alder is also eligible for additional equity awards under our equity compensation plans, as may be granted from time to time.

Salvatore Calabrese

We entered into an employment agreement with Mr. Calabrese in November 2020 in connection with his employment as our Chief Financial Officer. Under his employment agreement, which is with our subsidiary GT Gain Therapeutics SA, Mr. Calabrese was entitled to an annual base salary of €226,600 ($268,000, converted into U.S. dollars using the 2021 average foreign exchange rate of 1.1827) and a signing bonus of €18,500. Mr. Calabrese is also eligible to receive an annual bonus with a target amount in 2022 equal to 35% of his annual base salary and certain severance benefits, as described below under “—Potential Payments and Benefits upon Termination or Change of Control.” As of January 1, 2022, Mr. Calabrese’s base salary was increased by 5% to €237,930. Assuming the 2021 average exchange rate of $1.1827, Mr. Calabrese’s 2022 base salary would be equivalent to $281,400.

Mr. Calabrese is also eligible for additional equity awards under our equity compensation plans, as may be granted from time to time. Under his employment agreement, we also agreed to grant Mr. Calabrese a certain amount of equity representing 1% of our share capital, with anti-dilution protection in the event our share capital increases such Mr. Calabrese shall retain at least 1% of our fully-diluted ownership. On September 25, 2020, we granted Mr. Calabrese an initial option to acquire 83,674 shares of common stock pursuant to the 2020 Plan, with an exercise price of $3.37, as described in “—Outstanding Equity Awards as of December 31, 2021” above.

Potential Payments Upon Termination or Change in Control

Our named executive officers, other than Mr. Richman, are entitled to any severance benefits upon a termination of employment.

Matthias Alder

Mr. Alder’s employment is at-will. In the event of termination of Mr. Alder’s employment by us without “Cause”, by Mr. Alder with “Good Reason” or Mr. Alder’s employment terminates upon death or his “Disability” (as such terms are defined in Mr. Alder’s employment agreement), he would be entitled to receive cash severance equal to twelve (12) months of base salary, or if within three (3) months prior to twenty-four (24) months following a “Change of Control” of the company (as such term is defined in Mr. Alder’s employment agreement), Mr. Alder’s severance period would be increased to twenty four (24) months from the date of termination. We also agreed to pay Mr. Alder an annual cash bonus equal to his pro-rated annual target bonus opportunity for the year in which the termination of employment occurs, or upon a “Change of Control,” Mr. Alder would be eligible to receive (i) an annual cash bonus equal to his pro-rated annual target bonus opportunity for the year in which the termination of employment occurs, and (ii) an annual cash bonus equal to his annual target bonus opportunity that would accrue during the severance (i.e. the year following in which the termination of employment occurs). In addition, if Mr. Alder timely elects to receive continued coverage under our group health care plan pursuant to COBRA, then he will be entitled to receive payment of the employee portion of his COBRA premiums until the earlier of (a) twelve (12) or twenty-four (24) months from his termination date or (b) the date he obtains or becomes eligible for health care coverage from a new employer or otherwise.

Salvatore Calabrese

Under the terms of our employment agreement with Mr. Calabrese, Mr. Calabrese’s employment is terminable by us or Mr. Calabrese upon six months’ notice. If Mr. Calabrese’s employment is terminated within 24 months following a “change in control” either by us without “cause” or by Mr. Calabrese for resigns within 24 months following a change in control” for “good reason” (each term as defined in his employment agreement), Mr. Calabrese is entitled to severance pay equal to the sum of (i) two times his base salary, plus (ii) two times the greater of (x) the average of the bonuses received in the three years prior to his separation date or (y) the target bonus for the year of Mr. Calabrese’s termination, plus (iii) a pro-rated target bonus for the year of Mr. Calabrese’s termination. In addition, all unvested stock options will fully vest and be exercisable for 90 days following Mr. Calabrese’s termination. Mr. Calabrese would also be entitled to reimbursement of any legal expenses incurred in the course of enforcing such payments. Severance is in lieu of any notice pay, and is contingent on Mr. Calabrese’s execution of a waiver and release. Mr. Calabrese’s employment agreement is governed by Swiss law.

Director Compensation

The following table sets forth information regarding compensation earned by or paid to our non-employee directors for the fiscal year ended December 31, 2021. Mr. Richman, our President and Chief Executive Officer, is also a member of our board of directors but does not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Khalid Islam, Ph.D.	60,000	93,500	153,500
Dov Goldstein, M.D.	47,000	70,647	117,647
Hans Peter Hasler	41,000	70,647	111,647
Gwen Melincoff	35,000	70,647	105,647
Claude Nicaise, M.D.	40,000	70,647	110,647
Jeffrey Riley	43,000	70,647	113,647

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the periods presented computed in accordance with ASC 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 15 to our audited consolidated financial statements included in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the options, the exercise of the options or the sale of the shares of common stock underlying such options.

(2)	The following table provides information regarding the number of shares of common stock underlying options granted to our non-employee directors that were outstanding as of December 31, 2021:

Name	Option Awards Outstanding at Year-End (#)
Khalid Islam, Ph.D.	32,770
Dov Goldstein, M.D.	19,558
Hans Peter Hasler	19,558
Gwen Melincoff	19,558
Claude Nicaise, M.D.	19,558
Jeffrey Riley	45,982

Non-Employee Director Compensation Policy

We do not have a formal non-employee director compensation policy. Our Board intends to adopt a formal policy in the future, based upon market research and advice from our compensation consultant. We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in connection with their attendance at Board and committee meetings.

Equity Compensation

On January 22, 2021, we granted an option award to purchase 8,808 shares of common stock with an exercise price of $3.37 to each of our non-executive directors, other than Dr. Islam. On the same date, we granted Dr. Islam an option award to purchase 22,020 shares of common stock with an exercise price of $3.37 in recognition of his service as our chairman. On May 10, 2021, we granted an option award to purchase 10,750 shares of common stock with an exercise price of $10.03 to each of our non-executive directors in recognition of service as a director.

These awards have one year cliff vesting, subject to the director's continued service with us through the applicable vesting date. Notwithstanding any vesting schedule, for each non-employee director who remains in continuous service with us until immediately prior to the closing of a change in control, the shares subject to his or her then-outstanding equity awards that were granted pursuant to directors as director compensation will become fully vested immediately prior to the closing of such change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2022 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our executive officers and directors as a group; and

●	each person or entity known by us to be beneficial owners of more than five percent of our common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 11,883,368 shares of common stock outstanding as of March 31, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of March 31, 2022. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Gain Therapeutics, Inc., 4800 Montgomery Lane, Suite 220, Bethesda, Maryland 20814.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number of Shares	Percent of Total
5% of Greater Stockholders:
Shawn Milmore Titcomb(2)	729,737	6.1%
TiVenture S.A.(3)	854,572	7.2
1MM & 1PP AG(4)	880,784	7.4
Named Executive Officers:
Eric I. Richman(5)	230,247	1.9
Matthias Alder	-	*
Sal Calabrese	46,490	*
Directors:
Khalid Islam(6)	913,554	7.7
Dov Goldstein	19,558	*
Hans Peter Hasler	19,558	*
Gwen Melincoff	19,558	*
Claude Nicaise	19,558	*
Jeffrey Riley	34,238	*
All executive officers and directors as a group (9 persons)(7)	1,302,761	11%

*            Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 11,883,368 shares outstanding on March 31, 2022, adjusted as required by rules promulgated by the SEC.

(2)	Consists of 729,737 shares of common stock held by Shawn Milemore Titcomb, of which 14,829 shares are wholly owned by the Shawn Milemore Titcomb Revocable Trust, over which Mr. Titcomb is the trustee. The address of Shawn Milemore Titcomb is c/o Allele Capital Ptners LLC, 900 N Federal Highway, Suite 400, Boca Raton, FL 33432.

(3)	The directors of TiVenture S.A. are Renato Boldini, Sergio Magistri, Fabio Selmoni. Each of these individuals may be deemed to share voting and dispositive power with regard to the common stock directly held by TiVenture S.A. The address for each of these individuals and TiVenture S.A. is c/o Via Pietro Peri 9D, 69100 Lugano, Switzerland.

(4)	Consists of shares of our common stock held by 1 MM & 1 PP AG. Dr. Islam, a member of our Board of Directors, is the ultimate shareholder of 1 MM & 1 PP AG. Dr. Islam has the power to vote, acquire, hold and dispose of the shares held by 1 MM & 1 PP AG. The address for 1 MM & 1 PP AG and Khalid Islam is c/o Financial Consulting & Accounting Group GmbH, Flurstrasse 1. Hagendorn, Switzerland 6332.

(5)	Consists of (a) 201,991 shares of common stock held by Mr. Richman, (b) 13,427 shares of common stock issuable upon the exercise of options granted to Mr. Richman that are exercisable within 60 days of March 31, 2022, and (c) 14,829 shares of common stock held by the Eric I Richman Living Trust. Mr. Richman is the trustee for the Eric I Richman Living Trust and has sole voting and investment power over the shares held by the Eric I Richman Living Trust.

(6)	Consists of (a) 880,784 shares of common stock held by 1 MM & 1 PP AG, of with Dr. Islam is the ultimate shareholder, and (b) 32,770 shares of common stock held by Dr. Islam in his individual name.

(7)	Consists of (a) 1,097,604 shares of common stock held by our directors and executive officers, and (b) 205,157 shares of common stock issuable upon the exercise of options granted to our directors and executive officers that are exercisable within 60 days of March 31, 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports filed on the SEC’s EDGAR system and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that: during fiscal 2021, Mr. Richman timely reported all transactions but reported his ownership incorrectly on his initial report of ownership and a transaction by Mr. Richman was incorrectly reported on a Form 4. These errors were corrected by amending a previously filed Form 3 report and a previously filed Form 4 report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2020 Omnibus Incentive Plan(1)	760,216	3.25	547,920
Equity compensation plans not approved by security holders
2021 Inducement Plan(2)	400,000	4.24	600,000

(1) On September 24, 2020, the Board of Directors adopted the 2020 Omnibus Incentive Plan, or the 2020 Plan. The maximum number of shares to be issued under the 2020 Plan is 1,310,000. The exercise price for a stock option awarded under the 2020 Plan shall not be less than the fair market value of our common stock on the date of the grant.

(2) On December 23, 2021, to facilitate inducement awards to new hires under Nasdaq Listing Rule 5635(c)(4), the Board approved 1,000,000 shares of the Company’s common stock to be used for grants to individuals who were not previously employees of the Company, which we refer to as the “2021 Inducement Plan.” The 2021 Inducement Plan was adopted without stockholder approval in reliance on the exception for “inducement awards” provided by Nasdaq Rule 5635(c)(4).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

In connection with our initial public offering, our Board adopted a written related-party transaction policy, setting forth the policies and procedures for the review and approval or ratification of transactions involving us and “related persons.” For the purposes of this policy, “related persons” will include our executive officers, directors, director nominees, and their immediate family members, and stockholders owning five percent or more of our outstanding common stock and their immediate family members. The policy covers with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party and the extent of the related person’s interest in the transaction. All related-party transactions may only be consummated if our audit committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the audit committee that considers the transaction.

All of the transactions described in this section were entered into prior to the adoption of this policy. Although we did not have a written policy for the review and approval of transactions with related persons prior to the adoption of our related party transaction policy, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest in the agreement or transaction were disclosed to our board of directors. Our board of directors took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all our stockholders.

Certain Related Person Transactions

All share and per share information presented in this section do not reflect our 0.88-for-1 reverse stock split effective March 17, 2021, and the automatic conversion of all of our outstanding shares of convertible preferred stock into shares of our common stock upon the closing of our initial public offering.

The following is a summary of transactions since January 1, 2020, to which we have been a participant in which:

●	the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets as of December 31, 2020 and 2021, and

●	any of our directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest.

Corporate Reorganization with GT Gain Therapeutics SA

On July 20, 2020, we engaged in a series of transactions, which we refer to collectively as the “Corporate Reorganization”. Following the Corporate Reorganization, GT Gain Therapeutics SA became a wholly-owned subsidiary of the company. We, GT Gain Therapeutics SA, and the holders of all of the issued and outstanding equity interests of GT Gain Therapeutics SA entered into exchange agreements, dated as of July 20, 2020, pursuant to which the Corporate Reorganization was effected. Following the incorporation of the Company and prior to the Corporate Reorganization, we issued an aggregate of 1,772,736 shares of common stock at par value $0.0001.

In connection with the Corporate Reorganization, each holder of GT Gain Therapeutics SA’s equity interests contributed, transferred, granted, assigned and delivered to us all of its right, title and interest in and to all GT Gain Therapeutics SA equity interests owned by such holder which resulted in us issuing an aggregate of 2,250,000 shares of our common stock and 1,346,390 shares of our Series A preferred stock. The common stock and Series A Preferred Stock issued in connection with the Corporate Reorganization reflects a 10:1 forward-stock split.

The Corporate Reorganization was treated as a recapitalization by us for financial reporting purposes and the historical financial statements of GT Gain Therapeutics SA, adjusted to give effect to the share exchange transaction for all periods presented, are our historical financial statements. The Corporate Reorganization was treated as a “plan of reorganization” under Section 368(a) of the Code. The exchange agreements contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. A condition to the Corporate Reorganization was the simultaneous closing of the Series B Private Placement, described below.

Private Placements of Securities

Series B Private Placement

In July 2020, we sold an aggregate of 3,366,999 shares of our Series B convertible preferred stock at a purchase price of $2.97 per share for an aggregate amount of $10 million. In connection with the Series B private placement, we also entered into a preferred stock purchase agreement and warrant agreement with certain investors, including beneficial owners of greater than 5% of our capital stock, members of our Board of Directors and affiliates of members of our Board, pursuant to which we issued and sold to such investors an aggregate of 33,672 shares of our Series B convertible preferred stock at a purchase price of $2.97 per share for aggregate gross proceeds of $100,005.84. Such purchases were made on the same terms as the shares that were sold to other investors in the Series B private placement and not pursuant to any pre-existing contractual rights or obligations. The following table summarizes purchases of our Series B convertible preferred stock and placement agent warrants by related persons:

Name	Series B Convertible Preferred Stock (#)	Aggregate Purchase Price ($)	Placement Agent Warrants (#)	Strike Price ($)
Eric I Richman Living Trust(1)	16,836	50,002.92	-	-
Shawn Milemore Titcomb(2)	16,836	50,002.92	101,599	4.46

(1) Shawn Milemore Titcomb was a holder of more than 5% of our capital stock prior to this offering.

(2) Mr. Richman is our Chief Executive Officer and a member of our board of directors. Mr. Richman is the trustee for the Eric I Richman Living Trust and has sole voting and investment power over the shares held by the Eric I Richman Living Trust. As such, Mr. Richman may be deemed to be the beneficial owner of such shares.

February 2020 Capital Raise

In February 2020, prior to the Corporate Reorganization, GT Gain Therapeutics SA sold 35,295 shares of Series A preferred stock, par value CHF 1.0 per share, to certain investors, including beneficial owners of greater than 5% of our capital stock, members of our Board of Directors and affiliates of members of our Board of Directors, pursuant to which we issued and sold to such investors an aggregate of 35,295 shares of our Series A Preferred Stock for aggregate gross proceeds of CHF 1,082,500 or $1,101,898. The following table summarizes purchases of our Series A convertible preferred stock by related persons:

Name	Series A Convertible Preferred Stock (#)	Aggregate Purchase Price (CHF)	Aggregate Purchase Price ($)
3B Future Health Fund S.A.(1).	18,748	575,000	585,304
VitaTech SA(2)	9,374	287,500	292,652
TiVenture SA(3)	7,173	220,000	223,942

(1) 3B Future Health Fund S.A. was a holder of more than 5% of our capital stock prior to this offering.

(2) VitaTech SA was a holder of more than 5% of our capital stock prior to this offering.

(3) TiVenture S.A. was a holder of more than 5% of our capital stock prior to this offering.

Investor Rights Agreement

In connection with the Corporate Reorganization and our convertible preferred stock financings, we entered into investor rights and stockholder agreements containing registration rights, information rights and rights of first refusal, among other things, with certain holders of our convertible preferred stock and certain holders of our common stock. these stockholder agreements terminated upon the closing of our initial public offering in March 2021, except for the registration rights granted under the investor rights agreement, dated as of July 20, 2020, which provides, among other things, that certain holders of our capital stock, including TiVenture SA, VitaTech SA, 3B Future Health Fund S.A. (f/k/a Helsinn Investment Fund) and Allele Capital Partners, LLC, have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. Lorenzo Leoni and Marianne Bjørdal, former members of our Board of Directors, are affiliated with TiVenture SA and VitaTech SA, and 3B Future Health Fund S.A. (f/k/a Helsinn Investment Fund), respectively. Eric Richman, our Chief Executive Officer and member of our Board of Directors, also has registration rights and is affiliated with Allele Capital Partners, LLC. Khalid Islam, a member of our Board of Directors, and Lorenzo Leoni, a former member of our Board of Directors, also have certain registration rights.

Agreements with Our Directors and Officers

Relationship with Minoryx

We have entered into a license agreement, dated December 20, 2017, or the Minoryx License Agreement, with Minoryx Therapeutics, S.L., a company organized under the laws of Spain, or Minoryx, pursuant to which we obtained exclusive worldwide license rights from Minoryx to use and exploit its intellectual property, including its SEE-Tx® discovery platform for the identification of non-competitive pharmacological chaperones and exclusive worldwide sublicense rights to certain IP licensed by Minoryx from the University of Barcelona and the Institució Catalana de Recerca i Estudis Avançats. Mr. Islam, one of our founders and Chairman of our Board of Directors, is the chairman of the board of directors of Minoryx, and as such, there may be times when there is a conflict of interest between us and Minoryx. As consideration for the license grant under the Minoryx License Agreement, we have agreed to pay Minoryx royalties on a product-by-product basis based on the licensed intellectual property used by us, ranging from a high single digit to low single digit percentage of net revenues of products during the royalty term commencing on the effective date of the Minoryx License Agreement and continuing until the 10th anniversary of the first product commercialization. Upon the expiration of the royalty term for a product or service in a country, the license with respect to the product or service, as the case may be, shall become royalty-free, fully-paid, irrevocable and perpetual. In addition to royalties, we have agreed to pay Minoryx certain milestones payments of 1.25% of any consideration received by us in the event of a sale of our Company or substantially all of our assets, including by merger, change of control, or reorganization. No such transactions took place in 2020 or 2021.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements with our named executive officers, see “Executive Compensation.” These agreements also contain customary provisions regarding non-competition, confidentiality of information and assignment of inventions. However, the enforceability of the non-competition provisions may be limited under applicable law.

Severance Arrangements

The employment agreements we have entered into with certain of our executive officers provide for certain severance arrangements. For more information regarding these arrangements with our named executive officers, see “Executive Compensation—Potential Payments upon Termination or Change of Control.”

Executive and Director Compensation

We have granted equity awards to certain of our directors and executive officers. For more information regarding the options granted to our named executive officers and directors, see “Executive Compensation” and “Non-Employee Director Compensation.”

Indemnification Agreements

We have entered into separate indemnity agreements with each of our directors and officers, in addition to the indemnification provided for in our Bylaws. These indemnity agreements provide our directors and executive officers with contractual rights to indemnification and, in some cases, expense advancement in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

Our independent public accounting firm is Ernst & Young AG, Lugano, Switzerland (PCAOB Auditor ID: 1460). The following is a summary and description of fees for the fiscal years ended December 31, 2021 and 2020 billed to us by Ernst & Young AG. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2021	2020
Audit Fees(1)	$380,000	$550,000
All Other Fees(2)	22,000	-
Total Fees	$402,000	$550,000

(1)	Audit fees represent the aggregate fees for professional services rendered for our consolidated financial statements, including the audit of our annual consolidated financial statements on Form 10-K and the review of our quarterly consolidated financial statements on Form 10-Q, and the statutory audit fees of our Swiss subsidiary. For FY 2020, it includes fees associated with our initial public offering, including the review of our Registration Statement on Form S-1 as well as comfort letter matters.

(2)	All other fees consist of fees billed services provided in fiscal year 2021 other than the services reported as audit fees, mainly related to tax services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young AG. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young AG is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statements Schedule

(b) Exhibits.

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021

3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021

4.1	Description of Securities	10-K	001-40237	23.1	3/25/2022

4.2	Investors’ Rights Agreement, dated as of July 20, 2020, by and among Gain Therapeutics, Inc. and certain holders of its capital stock	S-1	333-253303	4.2	2/19/2021

10.1+	Form of Indemnification Agreement for Officers and Directors	S-1/A	333-253303	10.3	3/10/2021

10.2+	Gain Therapeutics, Inc. 2020 Omnibus Incentive Plan	S-1/A	333-253303	10.2	3/10/2021

10.3+	Gain Therapeutics, Inc. 2021 Inducement Equity Incentive Plan	8-K	001-40237	10.1	12/28/2021

10.4+	Form of Stock Option Agreement under the 2021 Inducement Plan	8-K	001-40237	10.2	12/28/2021

10.5	Minoryx Agreement between Minoryx Therapeutics, S.L. and GT Gain Therapeutics SA	S-1	333-253303	10.3	2/19/2021

10.6+	Executive Employment Agreement, effective as of July 20, 2020, between Gain Therapeutics, Inc. and Eric I. Richman	S-1	333-253303	10.4	2/19/2021

10.7+	Executive Employment Agreement, effective as of November 2, 2020, between Gain Therapeutics, Inc. and Salvatore Calabrese	S-1	333-253303	10.8	2/19/2021

10.8+	Executive Employment Agreement, effective as of October 15, 2021, between Gain Therapeutics, Inc. and Matthias Alder	10-K	001-40237	23.1	3/25/2022

10.9	Form of Exchange Agreement	S-1	333-253303	10.10	2/19/2021

10.10	Form of Placement Agent Warrant	S-1	333-253303	10.11	2/19/2021

21.1	Subsidiaries of Registrant	10-K	001-40237	21.1	3/25/2022

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-40237	23.1	3/25/2022

24.1	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).	10-K	001-40237	24.1	3/25/2022

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1#	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.	10-K	001-40237	32.1	3/25/2022

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	10-K	001-40237	101.INS	3/25/2022

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	001-40237	101.SCH	3/25/2022

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-40237	101.CAL	3/25/2022

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-40237	101.DEF	3/25/2022

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-40237	101.LAB	3/25/2022

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-40237	101.PRE	3/25/2022

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	10-K	001-40237	104	3/25/2022

+	Management contract or compensatory plan or arrangement.

*	Filed herewith

#	This certification was furnished solely to accompany the Original Report pursuant to 18 U.S.C. Section 1350, and was not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN THERAPEUTICS, INC.
(Registrant)

May 2, 2022 Date	By:	/s/ Eric I Richman
Eric I. Richman
Chief Executive Officer
(Principal Executive Officer)

May 2, 2022 Date	By:	/s/ Salvatore Calabrese
Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: May 2, 2022	/s/ Eric Richman
Eric Richman Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 2, 2022	/s/ Salvatore Calabrese
Salvatore Calabrese Chief Financial Officer (Principal Financial and Accounting Officer)

*
Dated: May 2, 2022	Khalid Islam Chairman of the Board of Director

*
Dated: May 2, 2023	Dov Goldstein Director

*
Dated: May 2, 2022	Hans Peter Hasler Director

*
Dated: May 2, 2022	Gwen Melincoff Director

*
Dated: May 2, 2022	Claude Nicaise Director

*
Dated: May 2, 2022	Jeffrey Riley Director
*By: /s/ Eric Richman
Eric Richman, as attorney-in-fact