Form 10-Q
period 2022-03-31
Gain Therapeutics, Inc.
filed 2022-05-16
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40237

GAIN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1726310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 220
Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 500-1556

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GANX	Nasdaq Stock Market LLC

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

As of April 30, 2022, the registrant had 11,883,368 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to “Risk Factors” as well as the factors more fully described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” These include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the impact of the COVID-19 pandemic and its effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations other service providers, and collaborators with whom we conduct business;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”) platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug (“IND”) submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use our SEE-TX® platform;
●	our ability to identify, recruit and retain key personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;

●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of political instability, natural disaster, events of terrorism, wars, including the recent conflict between Ukraine and Russia, and
●	other factors and assumptions described in this Quarterly Report.

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,338,585	$36,880,673
Tax credits	121,142	113,586
Prepaid expenses and other current assets	1,932,286	727,785
Total current assets	$36,392,013	$37,722,044

Non-current assets:
Property and equipment, net	106,725	105,986
Internal-use software	220,510	202,609
Operating lease - right of use assets	831,229	901,042
Restricted cash	30,860	31,279
Long-term deposits	17,205	22,111
Total non-current assets	1,206,529	1,263,027
Total assets	$37,598,542	$38,985,071

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$2,118,443	$560,479
Operating lease liability - current	222,467	219,137
Other current liabilities	1,587,411	1,402,600
Deferred income	202,034	266,504
Loans - short term	86,624	103,826
Total current liabilities	4,216,979	2,552,546

Non-current liabilities:
Defined benefit pension plan	367,434	329,458
Operating lease liability - non-current	625,449	695,053
Loans - long term	560,889	590,468
Total non-current liabilities	1,553,772	1,614,979
Total liabilities	$5,770,751	$4,167,525

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively
Common stock, $0.0001 par value: 50,000,000 shares authorized; 11,883,368 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,189	1,189
Additional paid-in capital	56,139,006	55,832,461
Accumulated other comprehensive loss	(114,302)	(90,645)
Accumulated deficit	(20,925,459)	(7,034,853)
Loss of the period	(3,272,643)	(13,890,606)
Total stockholders’ equity	31,827,791	34,817,546
Total liabilities and stockholders’ equity	$37,598,542	$38,985,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Collaboration revenues	37,538	—
Other income	7,468	5,269
Total revenues	$45,006	$5,269

Operating expenses:
Research and development	(1,556,440)	(1,421,509)
General and administrative	(1,777,043)	(1,050,675)
Total operating expenses	$(3,333,483)	$(2,472,184)

Loss from operations	$(3,288,477)	$(2,466,915)

Other income (expense):
Interest (expense)/income, net	(1,651)	1,408
Foreign exchange loss, net	19,162	18,539
Loss before income tax	$(3,270,966)	$(2,446,968)

Income tax	(1,677)	(3,479)

Net loss	$(3,272,643)	$(2,450,447)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$(0.50)
Weighted average common shares - basic and diluted	11,883,368	4,868,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(3,272,643)	$(2,450,447)
Defined benefit pension plan	4,149	3,315
Foreign currency translation	(27,806)	(7,478)
Other comprehensive gain/(loss):	(23,657)	(4,163)
Comprehensive loss	$(3,296,300)	$(2,454,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2021					11,883,368	$1,189	55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation expense							306,545			306,545
Defined benefit pension plan								4,149		4,149
Foreign currency translation								(27,806)		(27,806)
Net loss									(3,272,643)	(3,272,643)
Balance as of March 31, 2022	—	—	—	—	11,883,368	1,189	56,139,006	(114,302)	(24,198,102)	31,827,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2020	1,185,879	$118	2,965,600	$297	3,543,163	$354	$13,388,771	$(152,698)	$(7,034,853)	$6,201,989
Conversion of series A preferred stock into common stock	(1,185,879)	(118)			1,185,879	118		—	—	—
Conversion of series B preferred stock into common stock			(2,965,600)	(297)	2,965,600	297				—
Issuance of common stock in IPO, net of issuance costs					4,181,818	419	40,605,486			40,605,905
Stock-based compensation expense							110,725			110,725
Defined benefit pension plan								3,315		3,315
Foreign currency translation								(7,478)		(7,478)
Net loss									(2,450,447)	(2,450,447)
Balance as of March 31, 2021	—	—	—	—	11,876,460	1,188	54,104,982	(156,861)	(9,485,300)	44,464,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

9

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021

Operating activities:
Net loss	$(3,272,643)	$(2,450,447)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,209	3,403
Stock based compensation expense	306,545	110,725
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(1,205,379)	(521,813)
VAT credits	(10,259)	—
Accounts payable	1,543,936	82,927
Other current liabilities	199,207	3,456
Defined benefit pension plan	46,302	22,907
Deferred income	(63,309)	(61,065)
Total changes in operating assets and liabilities	510,498	(473,588)
Cash used in operating activities	(2,447,391)	(2,809,907)

Cash flows from investing activities:
Purchase of property and equipment	(7,825)	(28,488)
Cash used in investing activities	(7,825)	(28,488)

Cash flow from financing activities:
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriter discounts		42,629,998
Payments of deferred offering costs		(639,693)
Payments of current portion of long-term debt	(37,974)	—
Cash (used in)/provided by financing activities	$(37,974)	$41,990,305
Effect of exchange rate changes	(49,317)	(19,904)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(2,542,507)	$39,132,006
Cash, cash equivalents and restricted cash at beginning of period	36,911,952	7,504,281
Cash, cash equivalents and restricted cash at end of period	$34,369,445	$46,636,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (and together with its wholly-owned subsidiaries, the “Company”), is a biotechnology company developing novel therapies to treat diseases caused by protein misfolding, with an initial focus on rare genetic diseases and neurological disorders. The Company use its licensed Site-directed Enzyme Enhancement Therapy (SEE-Tx®) platform, to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. These small molecule binding sites, away from the protein’s active areas, are called allosteric sites. Targeting the allosteric binding site instead of the active binding site provides superior regulation of misfolded enzymes implicated by disease, is non-competitive with the natural substrate, provides superior drug-like properties and ultimately enhances both safety and efficacy.

The Company’s operations to date have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research and conducting preclinical studies. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

The Company was originally incorporated under the laws of the State of Delaware on June 26, 2020. On July 20, 2020, the Company consummated a corporate reorganization pursuant to which all of the issued and outstanding common and preferred stock of GT Gain Therapeutics SA, a Swiss company formed in 2017, were exchanged for common stock or preferred stock, as applicable, of Gain Therapeutics, Inc., reflecting a 10:1 stock split. The corporate reorganization was accounted for as a recapitalization for accounting purposes, with GT Gain Therapeutics SA resulting in becoming the predecessor entity of the Company. As a result of the corporate reorganization, GT Gain Therapeutics SA became a wholly-owned subsidiary of Gain Therapeutics, Inc. For periods and at dates prior to the corporate reorganization, the condensed consolidated financial statements presented were prepared based on the historical financial statements of GT Gain Therapeutics SA, adjusted to give retroactive effect to the share exchange transactions.

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective in conjunction with the Company’s initial public offering (the “IPO”) on March 17, 2021. Stockholders were no entitled to fractional shares as a result of the reverse stock split. Accordingly, all share and per share data shown in the accompanying interim financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

On March 17, 2021, the Company’s completed its IPO, in which the Company issued and sold 3,636,364 shares of common stock at a public offering price of $11.00 per share for net proceeds of $34,978 thousand after deducting underwriting discounts and commissions of $2,950 thousand and other offering expenses of $2,071 thousand. On March 22, 2021, the Company issued and sold 545,454 additional shares common stock, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $5,580 thousand after deducting underwriting discounts and commissions of $420 thousand. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts commissions, were $42,630 thousand. After deducting other IPO offering expenses amounting to $2,071 thousand, the net cash proceeds resulting from the IPO are $40,558 thousand, which are reflected in the Company’s statement of stockholders’ equity as “issuance of common stock in IPO, net of issuance costs”.

Upon the closing of the IPO, series A convertible preferred stock (the “Series A Preferred Stock”) and series B convertible preferred stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, are collectively referred to as the “Preferred Stock”) were converted into shares of common stock at ratio of 1-for-1.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with completion and success of preclinical studies and clinical testing, dependence on key personnel, protection of proprietary technology, compliance with applicable governmental regulations, development by competitors of new technological innovations, protection of proprietary technology and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash and cash equivalents as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

Basis of presentation

The accompanying unaudited interim condensed financial statements (the “interim financial statement”) reflect the accounts of Gain Therapeutics, Inc., GT Gain Therapeutics SA and its wholly owned branch Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim financial statements. The interim financial statement have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The interim financial statements as of March 31, 2022  reflect, for all periods presented, the retroactive application of the reverse stock split that occurred effective March 17, 2021. All amounts in the interim financial statements are expressed in United States dollars (USD/$) and disclosed within these explanatory notes in United States dollars (USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The interim financial statements have been prepared on the same basis as applied for the the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the results of its operations, its statements of stockholders’ equity and its statements of cash flows for the three months ended March 31, 2022 and 2021.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research and conducting preclinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development activities, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The Company plans to seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

In accordance with Accounting Standards Update, or “ASU”, No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements. Accordingly, the consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Segment information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision-maker, the Chief Executive Officer, oversees the Company’s operations and manages the business as a single operating segment, which is research and development in the pharmaceutical sector with a focus on developing novel therapeutics to treat diseases caused by protein misfolding, such as rare genetic diseases and neurological disorders. Geographically, the research and development activities are mainly performed in Switzerland and Spain. The Company does not consider these geographies to be separate segments, and only has one operating segment.

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is the U.S. dollar. The functional currencies of the Company’s foreign operations are the respective local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the Company’s consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations accounts at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of March 31, 2022 and December 31, 2021, accumulated currency translation adjustment recorded in accumulated other comprehensive loss amounted to $137,350 and $165,156, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments and, assumption including those related to recognition of grant funds, accrued expenses, defined benefit pension liability, warrants and stock-based compensation. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected. The COVID-19 pandemic has not had a significant impact on the Company’s estimates to date.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of March 31, 2022 and December 31, 2021, internal-use software amount to $202,510 and $202,609, and refer to the external and internal labor costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended March 31, 2022 and 2021 was $2,867 and $0, respectively

Impairment of long-lived assets

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

Patents

Patent-related costs refer to legal fees incurred in connection with filing and prosecuting patent applications and are expensed as incurred due to uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Leases

The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances as per ASC 842. Operating lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determine the lease term by assuming the exercise of renewal options that are reasonably certain.

Accounts Payable

Accounts payable are reported at their nominal amounts due to their short-term maturities. Trade accounts payable are recorded net of trade discounts; cash discounts are recorded at the time of payment.

Payables for Social Security Charges

Social security charges are reported in compliance with rules and laws applicable in the countries where our employees work. Charges are accrued in accordance with the policies stipulated and in connection with salaries due for the period.

Accrued Expenses

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with the Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Comopany has not yet been invoiced or otherwise notified of the actual cost. The Company makes estimates of its accrued expenses as of each balance sheet date based on facts and circumstances known to it at that time at the date of the preparation of its consolidated financial statements. There may be instances in which payments made to the Company’s vendors exceed the level of services provided, and result in a prepayment reported under other current assets, which is subsequently expensed in the consolidated statement of operations when the related activity has been performed. To date, there have been no material differences between the Company’s estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

Pension Obligations

The Company operates defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For defined benefit pension plan, the liability recognized in the consolidated balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the consolidated statements of equity under accumulated other comprehensive income (loss), and are charged or credited to income over the employees’ expected average remaining working lives. The measurement date used for the Company’s employee benefit plan is December 31.

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

The Company issues equity-based compensation with only service-based vesting conditions and record the expense for these awards using the straight-line method. The Company has not issued any stock-based awards with performance- or market-based vesting conditions. The Company recognizes the related costs in the consolidated statement of operations and as additional paid-in capital in the consolidated statement of shareholders’ equity, in accordance with the vesting period during which the award recipients are required to provide services in exchange for the award. The Company accounts for forfeitures as they occur.

Before becoming a public company, given the absence of an active market for the Company’s common stock, the Company and its Board of Directors estimated the fair value of the Company’s common stock at the grant date determining the estimated fair value of the Company’s equity instruments based on a number of factors, including prices paid for the Company’s convertible preferred stock sold to outside investors in arm’s-length transactions; the Company’s stage of development; the fact that the grants of stock-based awards involved illiquid securities in a private company.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Given the absence of an active public market for the Company’s common stock prior to March 18, 2021, which was the first day the Company’s shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”), the Company determined the volatility and the expected term for awards granted based on an analysis of reported data for a peer group of similar biopharmaceuticals companies that issued options with substantially similar terms. After the IPO, we continued to do so, and we expect not to change our methodology until such time as we will have reliable historical data regarding the volatility of our traded stock price and expected term of exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

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

Revenue Recognition

The Company derives limited revenue from its collaboration and licensing agreements. The Company recognizes revenue related to these agreements in accordance with ASC 606, “Revenues from Contracts with Customers” and ASC 808, “Collaborative Arrangements”. The terms of these arrangements typically include payment from third party customers of one or more of the following: non-refundable initiation fee, reimbursement of development costs, future development and regulatory milestone payments and royalties on net sales of the licensed product.

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

Research grants

Under the terms of the research and development grants awarded (such as those awarded by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) and The Silverstein Foundation for Parkinson’s and from Innosuisse – Swiss Innovation Agency), the Company is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the consolidated statement of operations as a reduction to research and development expenses, measuring according to the time periods during which the research and development activities are carried out and related costs sustained.

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

Comprehensive income/(loss)

Comprehensive income/(loss) is composed of net income/(loss) and certain changes in stockholder’s equity that are excluded from the net income/(loss), primarily foreign currency translation adjustments and defined benefit obligation adjustments.

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of March 31, 2022 and 2021, common stock equivalents consisted of stock options and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

COVID-19 Pandemic

In regards to the ongoing COVID-19 global pandemic, the Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risks of COVID-19 transmission. Given the global impact and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic and evolve its business continuity plans, clinical development plans and response strategy to mitigate any potential impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	March 31,	December 31,
	2022	2021
Cash	1,429,919	3,262,977
Money market	32,908,666	33,617,696
Total cash and cash equivalents	$34,338,585	$36,880,673
Restricted cash	$30,860	$31,279

Restricted cash refers to an amount required under our Lugano new office lease agreement and deposited into a restricted bank account as a guarantee for expenses to be incurred in case of damage to the premises upon the termination of the lease.

Details of the cash and cash equivalents balances as of March 31, 2022 and December 31, 2021, broken down by currency in which the funds are denominated, are reported in the following table:

	March 31,	December 31,
	2022	2021
Cash in CHF	310,557	157,310
Cash in EUR	539,641	338,766
Cash in USD	33,403,454	36,322,777

4. Other current assets

Other current assets consist of the following:

	March 31,	December 31,
	2022	2021
Tax credits	$121,142	$113,586

Prepaid and deferred expenses	897,631	498,252
Other receivable	94,863	81,862
Prepaid D&O insurance	939,792	147,671
Total prepaid expenses and other current assets	$1,932,286	$727,785

Tax credit consist of a value added tax credit (“VAT”), which is an indirect tax receivables from Switzerland and Spain tax authorities on purchases of goods and services executed on those countries.

Prepaid expenses refers to pre-payments made to the Company’s vendors for future services. Deferred expenses mainly refer to research agreements entered into with third parties for research projects that will be recognized as expenses throughout the research period.

Prepaid D&O insurance costs relate to insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one-year insurance period.

5. Property and Equipment, net

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Computer	$57,869	$55,141
Furniture and fixtures	45,824	42,148
Leasehold improvements	16,914	17,327
Laboratory instruments	19,163	19,759
Total property and equipment	$139,770	$134,375
Less: accumulated depreciation	(33,045)	(28,389)
Property and equipment, net	$106,725	$105,986

Property and equipment consist of computers, furniture and fixture, lab instruments and set-up of a conference room in the Company’s office in Spain. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the periods ended March 31, 2022 and 2021 was $5,342 and $3,403, respectively.

6. Operating lease; Right of use (“ROU”) assets

The Company’s leased assets include offices in Bethesda, Maryland, Lugano, Switzerland and Barcelona, Spain and a lab in Barcelona. Its current lease portfolio consists of leases with remaining terms ranging from three to five years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably certain that we will exercise the renewal option. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

On June 1, 2021, the Company entered into a five year operating lease agreement to lease office space in Via Soave, n.6 in Lugano, Switzerland. The lease agreement is renewable for additional five years. The Company is required to pay for operating costs, including heating and water, which are adjusted and billed yearly based on usage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred. In connection with the lease, as guarantee for any damages claimed by the lessor, the Company deposited CHF 28,500 (USD 30,860) into a restricted bank account, which is classified in the financial statements as restricted cash.

On August 31, 2021, the three year operating lease agreement to lease office space in Via Pietro Peri, 9D Lugano, Switzerland terminated and CHF 10,500 (USD 11,371) deposited into a restricted bank account were remitted to the Company.

On October 1, 2021, the Company entered into a three year operating lease agreement to lease office space in Bethesda, Maryland. In connection with the lease, the Company paid a security deposit of USD 5,227, classified as deposit in non-current assets, for the performance of all obligations, covenants and conditions and agreements under the lease.

On November 1, 2021, the Company entered into a five-year operating lease agreement in Torre D Building with Parc Cientific de Barcelona for larger office space of 1,417 square feet to accommodate the Company’s continued growth and contemporaneously terminated a lease, entered in October 2020, in Torre I Building for 830 square feet. In connection with the Torre D Building lease, the Company paid a security deposit of EUR 4,325 classified as deposit in non-current assets. The Company is required to pay for operating costs, including general services, scientific services, utilities, waste management services and taxes, which are billed monthly based on the Company's share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

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

The breakdown of the significant components of ROU assets and lease liabilities as of March 31, 2022 and December 31, 2021 is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	March 31,	December 31,
	2022	2021
Operating Lease
Operating lease- right of use assets	$831,229	$901,042

Operating lease liability - current	$222,467	$219,137
Operating lease liability - non current	$625,449	$695,053
Weighted average remaining lease term - years	4	4
Weighted average discount rate	1.86	1.86

The components of lease expense were as follows:

	March 31,	March 31,
	2022	2021
Operating lease costs	$58,170	$38,224

The future minimum lease payments for the Company’s operating leases as of March 31, 2022, were as follows:

Fiscal Year	Operating Leases
March, 31, 2023	$240,282
March 31, 2024	242,838
March 31, 2025	205,199
March 31, 2026	152,109
March 31, 2027	27,239
Total future minimum lease payments	867,667
Less amount representing interest or imputed interest	19,751
Present value of lease liabilities	$847,916

7. Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of March 31, 2022, and December 31, 2021, accounts payable amounted to $2,118,443 and $560,479, respectively. All accounts payable are due in less than 12 months. Details of vendor outstanding payables as of March 31, 2022 and December 31, 2021, broken down by currencies in which they are denominated, are reported in the following table:

	March 31,	December 31,
	2022	2021
Vendors payables in CHF	11,409	13,166
Vendors payables in EUR	499,124	309,378
Vendors payables in USD	1,498,171	197,045

8. Other current liabilities and deferred income

Other current liabilities and deferred income consist of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Payable for social security payments	$227,054	$255,068
Accrued payroll	701,853	465,382
Accrued expenses	656,469	681,770
Tax provision	2,035	380
Total other current liabilities	$1,587,411	$1,402,600
Deferred income	202,034	266,504
Total other current liabilities and deferred income	$1,789,445	$1,669,104

Payables for social security payments refers to amounts withheld by the Company and due to for social security and employee withholding taxes.

Accrued payroll refers to accruals for year-end bonuses, accrued vacations and over-time including social security charges, to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Deferred income mainly refers to research grants received and, as of March 31, 2022, relates to costs incurred pursuant to a collaboration agreement  the Company entered into with Zentalis Pharmaceuticals, Inc (“Zentalis”). Deferred income will be recognized in accordance with the costs sustained.

9. Pension obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of March 31, 2022 and December 31, 2021, can be summarized as follows:

	March 31,	December 31,
	2022	2021
Reconciliation of funded status:
Funded status beginning of year	$(329,458)	$(171,558)
Expense	(46,375)	(144,146)
Employer contribution		88,819
Translation differences	4,250	(1,437)
Change in AOCI	4,149	(101,136)
Funded status at end of year	$(367,434)	$(329,458)

Component of net periodic pension costs:
Service cost	$43,674	$132,809
Interest cost	868	1,318
Expected return on plan assets	(2,316)	(5,558)
Amortization of (gain)/losses	4,384	16,212
Amortization of prior service cost	(235)	(635)
Total	$46,375	$144,146

10. Loans

In March 2020, the Company obtained a CHF 14,600 five-year loan. The loan had zero interest and original maturity on March 31, 2025. The loan was guaranteed through joint and several sureties by the Swiss government. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the coronavirus. In February 2022, the Company early extinguished the loan. No expenses or charges were due for the early extinguishment.

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

The future loan payments are reported in the table below:

		March, 31
	Total	2023	2024	2025	2026	2027	Thereafter
Loan	$647,513	86,624	86,624	86,624	86,624	86,624	214,393

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

There have been no changes to the valuation methods utilized by the Company, nor were there transfers between levels of the fair value hierarchy.

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
March 31, 2022:
Cash and cash equivalents:
Money market funds	32,908,666	—	—
Total cash and cash equivalents	$32,908,666	—	—

December 31, 2021:
Cash and cash equivalents:
Money market funds	33,617,696	—	—
Total cash and cash equivalents	$33,617,696	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

12. Common and Preferred Stock

As of March 31, 2022 and December 31, 2021, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of March 31, 2022 and December 31, 2021, there were 11,883,368 shares of common stock, $0.0001 par value, were issued and outstanding.

No preferred stocks were outstanding as of March 31, 2022 and December 31, 2021. There were 1,185,879  (1,346,390 before the reverse stock split) shares of Series A Preferred Stock, par value $0.0001 and 2,965,600 (3,366,999 before the reverse stock split) shares of Series B Preferred Stock, par value $0.0001, issued and outstanding as of December 31, 2020. The reverse stock split did not result in any change of the original par value of the Company common and preferred stock.

Upon closing of the IPO, the Preferred Stock, as resulting from the reverse stock split, was converted to common stock at a ratio of 1-for-1. The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the Preferred Stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

13. Equity Incentive Plan

On September 24, 2020, the Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provides for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Company’s Board of Directors. The 2020 Omnibus Plan is intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The maximum number of shares to be issued under the 2020 Omnibus Plan is 1,310,000. The 2020 Omnibus Plan expires after ten years, unless terminated prior to that date by the Board of Directors. The Board of Directors is responsible for determining the individuals to be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. No option will have a term in excess of 10 years. The exercise price for a stock option awarded under the 2020 Omnibus Plan shall not be less than the fair market value of the Company’s common stock on the date of the grant.

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

Stock Based Compensation

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

				Weighted Average	Aggregate
		Weighted Average	Weighted Average	Remaining Contractual	Intrinsic
	Shares	Grant Date Fair Value	Exercise Price	Terms (Years)	Value
Outstanding as of December 31, 2021	960,216	$3.46	$5.13	9.23	—
Options granted	-				—
Options exercised	-				—
Options cancelled/forfeited	-			—	—
Options outstanding as of March 31, 2022	960,216	$3.46	$5.13	8.98	—

Options Outstanding					Options Exercisable
			Weighted	Weighted Average		Weighted
		Weighted- Average Years	Average	Grant Date		Average
Exercise	Number	Remaining on Contractual	Exercise	Fair Value	Number	Exercise
Price	Outstanding	Life	Price		Exercisable	Price
$3.38	512,516	8.67	$3.38	$2.42	297,618	$3.38
$5.86	210,000	9.73	$5.86	$4.00	—	—
$5.99	45,500	9.70	$5.99	$4.34	—	—
$7.80	104,000	9.36	$7.80	$5.63	4,662	$7.80
$10.03	88,200	9.11	$10.03	$5.15	—	—

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021, and became effective on March 17, 2021. Shares of common stock underlying outstanding stock options were proportionately reduced from 588,000 to 517,902 and the respective exercise prices, were proportionately increased from $2.97 to $3.38 in accordance with the terms of the agreements governing such securities.

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

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on March 31, 2022.

As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock options granted was USD 2,096 thousand and is expected to be recognized over 4 years.

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

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2022	2021
Grant date fair value	$—	$2.13
Volatility	—%	80%
Expected term (years)	—	7.00
Risk-free interest rate	—	0.67
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted as of March 31, 2022 and 2021 was nil and $2.13, respectively.

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31
	2022	2021
Research and development	114,118	62,853
General and administrative	192,427	47,872
Total stock-based compensation	$306,545	$110,725

Performance-Based Restricted Stock Units

The Compensation Committee of our board of directors approved 200,000 awards of performance-based restricted stock units (“PRSU'-s”) to an executive of the Company, subject to vesting on the achievement of certain business development and clinical development performance criteria.

The grant date fair value for this award was determined to be nil under ASC 718 based upon a determination that as of the grant date, it was not probable that the performance conditions will be achieved. The Company evaluate the performance targets in the context of its business development plan and product candidates’ development pipeline and recognized compensation expense based on the probable number of awards that will ultimately vest.

The maximum potential fair value for the PRSU award, based on achieving the maximum level of performance under the award as of the grant date, was calculated to be $1,139 thousand, using the closing price of the Company’s common stock on the grant date.

14. Warrants

In July, 2020, in connection with the issuance of the Series B Preferred Stock through a private placement, the Company issued equity-classified warrants to designees of the placement agent to purchase an aggregate of 269,360 shares of our common stock at an exercise price of $4.46 per share, valued in the aggregate at USD 413,887 and included in the issuance costs of the Series B Preferred Stock. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years from July 20, 2020.  On March 3, 2021, the Board approved a

1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding warrants were proportionately reduced from 269,360 to 237,249 and the respective exercise prices, were proportionately increased from $4.46 to $5.07 in accordance with the terms of the agreements governing such securities. As of March 31, 2022, 11,862 warrants were exercised resulting in 3,283 shares having been issued following the cashless mechanism as per the terms of the agreement.

On May 6, 2021, the Company entered into investment banking services and financial advisory agreement and issued equity-classified warrants to designees of the investment bank to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at USD 1,034 thousand. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants is recognized on a straight-line basis over the nine months service period as general and administrative expense. As of March 31, 2022, no warrants were exercised or exchanged.

15. Collaboration Agreement

On April 20, 2021, the Company entered into a multi-target collaboration agreement (the “Zentalis Collaboration Agreement”) with Zentalis to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its in-licensed SEE-Tx® computational platform technology to identify binding sites on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis.

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

Unless terminated earlier, the Zentalis Collaboration Agreement expires at the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. Zentalis and the Company can each terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. Zentalis shall have the right, at its sole discretion, exercisable at any time to terminate the agreement on a program-by-program basis, upon ninety (90) days’ prior written notice to the Company or, at any time, if a safety concerns arises with respect to any development program or product.

In May 2021, the first target development program was identified, and the estimated development cost were approved and collected in July 2021. The transaction price of this first target development program includes (i) a fixed, one-time payment of $50 thousand as program initiation fee, (ii) up to an aggregate of $272 thousand as reimbursement for employee and external research and development costs, (iii) a potential of a payment in the amount of $250 thousand subject to the exercise by Zentalis of a research program option, (iv) up to an aggregate of $41.5 million of payable in the form of event-based milestone payments, if certain goals are met in the future, and (v) other royalty-based payments based on future net sales.

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

As of March 31, 2022, the Company recognized $38 thousand of revenues and reported current portion of deferred revenues for $150 thousand.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended March 31
	2022	2021
Options to purchase common stock	960,216	517,902
Warrants to purchase common stock	425,387	237,249

17. Related Parties

Dr. Khalid Islam, the Chairman of our Board of Directors, shareholders and founder of the Company, is currently the Chairman of the board of directors of Minoryx, and therefore Minoryx is considered a related party of the Company. In December 2017, the Company entered into an exclusive worldwide, royalty-bearing, assignable, transferable license agreement with Minoryx Therapeutics SL to use and exploit Minoryx’s intellectual property and into an exclusive worldwide, royalty-bearing, assignable, transferable sublicense agreement with Universitat de Barcelona and Institucio Catalana Recerca Estudis Avancats in order to be able to develop its business, directly or indirectly, through sub-licensing to third parties or any other way of operation. According to the Minoryx License Agreement,  the Company shall pay to Minoryx as royalties:

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

As of March 31, 2022 and 2021, there were no receivables and payables, revenues or expenses with Minoryx.

18. Commitments

As of March 31,2022, the Company had research commitment for $1,531 thousands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below and under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”), on March 25, 2022.

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, lysosomal storage disorders (“LSDs”), central nervous system (“CNS”) disorders, metabolic disorders, and oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. These binding sites, distinct from the protein’s active site, are called allosteric sites. We believe that targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small  molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal programs and partnered programs.  Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and, potent, and that can penetrate hard to reach tissues and cross the blood-brain barrier.

We have filed four patent applications for our novel small molecule drug candidates that are Structurally Targeted Allosteric Regulators (“STARs”). In June 2021, we announced the publication of two PCT patents. The first was directed at compounds targeting misfolded beta-glucocerebrosidase (GBA) addressing CNS diseases such as Parkinson’s disease, Gaucher disease, Alzheimer’s disease, and Lewy body dementia. The second was directed at compounds targeting galactosylceramidase (GALC), addressing demyelinating disorders such as Krabbe disease and multiple sclerosis.

We have identified two different STARs as the lead compounds for our Parkinson’s disease program and our Gaucher disease program and are currently developing these product candidates through preclinical studies. In September 2021, the Company announced positive topline data of an in vitro study evaluating the two STARs for the treatment of Gaucher and Parkinson’s disease in neuronal cells derived from induced pluripotent stem cells (“iPSCs”) of a patient with Gaucher disease that contained the disease-causing mutation of the GBA1 gene and from iPSCs of a healthy donor with a normal GBA1 gene, so called wild-type cells. The results of the study, conducted at the University of Maryland School of Medicine, demonstrate a significant increase in beta-glucocerebrosidase (“GCase”) protein levels, improved trafficking of GCase to the lysosome, and a significant decrease of toxic substrates glucosylceramide and alpha-synuclein p129 levels in both the neuronal cells that contained the mutated GBA1 gene as well as the wild-type cells. Alpha synuclein is considered to be the hallmark of Parkinson’s disease.  In addition, these data provide further evidence that these product candidates have the potential to treat Gaucher disease and slow or stop the progression of GBA Parkinson’s disease.

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

As of March 31, 2022, we had cash and cash equivalents of $34,339 thousand. We have incurred recurring losses and negative cash flows from operations since inception and as of March 31, 2022 and December 31, 2021, had an accumulated deficit of $24,198 thousand and $20,925 thousand, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates.

Our operations have consisted primarily of organizing and expanding the Company’s operation, securing financing, performing research, conducting preclinical studies and developing licensed technology. We face risks associated with early-stage biotechnology companies whose product candidates are in development. .W e do not have any products approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements up to the second half of 2023.

Strategic Transactions; Collaboration and Licensing Arrangements

Collaboration with Zentalis

On April 20, 2021, we entered into a multi-target collaboration agreement with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, we will use its licensed SEE-Tx® computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay us, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimburse of expenses incurred by us in accordance with the agreed-upon research budget.

With respect to any development program, and subject the delivery of the data package, we granted to Zentalis an option to obtain an exclusive, transferable worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any products resulting from the development program. Zentalis may exercise the option, at its reasonable discretion, and shall use commercially reasonable efforts to develop and obtain market approval for products developed from the applicable programs.

Unless terminated earlier, the agreement expires at the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. Each of us and Zentalis can each terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. Zentalis shall have the right, at its sole discretion, exercisable at any time to terminate the agreement on a program-by-program basis, upon ninety (90) days’ prior written notice to us or, at any time, if a safety concern arises with respect to any development program or product.

In May 2021, the first target development program was identified, and the estimated development cost were approved and collected in July 2021. The transaction price of this first target development program includes (i) a fixed, one-time payment of  $50 thousand as program initiation fee, (ii) up to an aggregate of $272 thousand as reimbursement for employee and external research and development costs, (iii) a potential of a payment in the amount of $250 thousand subject to the exercise by Zentalis of a research program option, (iv) up to an aggregate of $41.5 millions of payable in the form of event-based milestone payments, if certain goals are met in the future, and (v) other royalty-based payments based on future net sales.

As of March 31, 2022 and 2021, we recognized $38 thousand and nil of revenues and as of March 31, 2022 and December 31, 2021 reported current portion of deferred revenues for $150 thousand and $188 thousand respectively.

Collaboration with Sumitomo

 In September 2020, we entered into a strategic research collaboration agreement with Sumitomo for the research and development of structurally targeted allosteric regulators to restore functional activity of defective lysosomal enzymes in rare genetic and demyelinating diseases. While the goals of the first phase of the research project were achieved, Sumitomo determined not to continue the research collaboration with us, and the collaboration was terminated effective on March 22, 2022.

COVID-19 Business Update

In response to the COVID-19 pandemic, we implemented a work-from-home policy allowing employees who can work from home to do so. We are in the process of transitioning back to in-office work for the majority of our employees. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now limited, and online and teleconference technology continues to be used regularly. We continue to monitor health guidance measures and may adjust our plans based upon the status of the COVID-19 pandemic.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue in the future. Our current revenues consists primarily of revenues from our collaboration arrangements and, to a lesser extent, income related to the subleases of our office space in Lugano.

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research and preclinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our Barcelona labs and Lugano office space depreciation, travel and congress expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three Months Ended
	March 31,
	2022	2021	Change
Pre-clinical activities and outside services	$794,296	$999,784	$(205,488)
Personnel expenses	726,954	432,570	294,384
Other	69,899	54,517	15,382
Research grants	(34,709)	(65,362)	30,653
Total research and development expenses	$1,556,440	$1,421,509	$134,931

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

Our primary research and development focus since inception has been the application of our in-licensed SEE-TX® platform to various indications and targets. We are using our platform to develop a broad pipeline of program candidates, termed Structurally Targeted Allosteric Regulators (“STARs”).

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
			Increase
	2022	2021	(Decrease)
Revenues:
Collaborative Agreements	37,538	—	37,538
Other income	7,468	5,269	2,199
Total revenues	$45,006	$5,269	$39,737

Operating expenses:
Research and development	(1,556,440)	(1,421,509)	134,931
General and administrative	(1,777,043)	(1,050,675)	726,368
Total operating expenses	(3,333,483)	(2,472,184)	861,299

Loss from operations	$(3,288,477)	$(2,466,915)	$821,562

Interest income, net	(1,651)	1,408	(3,059)
Foreign exchange loss, net	19,162	18,539	623
Loss before income tax	$(3,270,966)	$(2,446,968)	$823,998

Income tax	(1,677)	(3,479)	(1,802)
Net loss	$(3,272,643)	$(2,450,447)	$822,196

Net loss per ordinary share:
Basic and diluted loss per share	$(0.28)	$(0.50)	$(0.23)
Weighted-average ordinary shares used in per share calculations – basic and diluted	11,883,368	4,868,915

Comparison of the Three Months ended March 31, 2022 and 2021

Revenues

For the three months ended March 31, 2022 and 2021 total revenues were $45,006 and $5,269 respectively and consisted mainly of income from our collaboration agreement with Zentalis and income received from the sublease of our Lugano office space. Collaboration revenues for the three months ended March 31, 2022 and 2021 were $37,538 and nil, respectively and referred to development services costs related to the first target development program identified under our collaboration agreement with Zentalis.

Research and Development Expenses

Research and development expenses increased by $134,931 to $1,556,440 for the three months ended March 31, 2022 from $1,421,509 for the three months ended March 31, 2021. The increase in research and development expenses for the three months ended March 31, 2022 was primarily attributable to an increases in our personnel-related costs resulting from an increase in employee headcount and associated stock-based compensation expense offset by lower costs related to outside consulting services. As of March 31, 2022, and 2021, research and development expense are net of a research grant in the amount of $34,709 and $65,362, respectively.

General and Administrative Expenses

General and administrative expenses increased by $726,368 to $1,777,043 for the three months ended March 31, 2022 from $1,050,675 for the three months ended March 31, 2021. The increase in general and administrative expenses for the three months ended March 31, 2022 was primarily attributable to an increase in expenses for corporate matters, investor relations costs, and information technology costs as we continue to expand our business and build management infrastructure and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation expenses.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any products in the near term, if at all. We have funded our operations to date primarily through a combination of sales of our securities and research grants.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. As of March 31, 2022,  and December 31, 2021, we had $34,339 thousand and $36,881 thousand in cash and cash equivalents, respectively, and an accumulated deficit of $24,198 thousand and $20,925 thousand, respectively. We had an indebtedness of $648 thousand and $694 thousand as of March 31, 2022 and December 31, 2021, respectively. We believe that our existing cash and cash equivalents on hand will be sufficient to fund our anticipated operating and capital expenditure requirements until the second half of 2023.

On March 17, 2021, we completed our IPO whereby we issued an aggregate of 4,181,818 shares of common stock, which includes the exercise in full of the underwriters’ option to purchase up to an additional 545,454 common shares, at a public offering price of $11.00 per share. The aggregate net proceeds received by us from the IPO were approximately $40.5 million, after deducting the underwriting discounts and commissions and offering expenses.

In August 2020, our wholly-owned subsidiary, GT Gain Therapeutics SA obtained a CHF 638 ($700) thousand nine-year loan. The loan has zero interest. The loan is due in quarterly installment of CHF 20 ($22) thousand commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament to assist companies in Switzerland in view of the economic consequences of the COVID-19 pandemic.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021

Cash used in operating activities	$(2,447,391)	$(2,809,907)
Cash used in investing activities	(7,825)	(28,488)
Cash (used in)/provided by financing activities	(37,974)	41,990,305
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(2,542,507)	$39,132,006

Cash Used in Operating Activities

During the three months ended March 31, 2022, we used $2,477 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $3,273 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $315 thousand related to stock-based compensation, depreciation and amortization, as well as a $510 thousand increase in cash flows resulting from changes in our operating assets and liabilities.

During the three months ended March 31, 2021, we used $2,810 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $2,450 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $114 thousand related to stock-based compensation, and depreciation, as well as a $474 thousand decrease in cash flows resulting from changes in our operating assets and liabilities.

Cash Used in Investing Activities

During the three months ended March 31, 2022 and 2021, net cash used in investing activities was $8 thousand and $28 thousand, respectively, primarily due to purchases of furniture and computers.

Cash Used/Provided by Financing Activities

During the three months ended March 31, 2022, cash used by financing activities was $38 thousand related to the payment of the current portion of a long-term loan.

During the three months ended March 31, 2021, cash provided by financing activities was $41,990 thousands of which $42,630 thousand related to our IPO proceeds, net of underwriting discounts, offset by IPO offering costs in the amount of $640 thousand.

Funding Requirements

Our primary use of cash is to fund our operating expenses, which primarily consist of research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

We will need additional fundsing to meet our operational needs and capital requirements for our preclinical studies and clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We believe that our existing cash and cash equivalents, as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements up to the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, pension obligations and share-based compensation. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business, Accounting Policies, and Supplemental Disclosures” of our 2021 Annual Report on Form 10-K and Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies and Supplemental Disclosures,” of this Form 10-Q. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to risk related to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents consisting primarily of $32,909 thousand and $33,618 thousand, respectively in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

As of March 31, 2022, we had financial debt outstanding of CHF 598 thousand ($647 thousand), guaranteed by the Swiss Federal Authority, at a zero percent interest rate, and we are therefore not exposed to interest rate risk with respect to the cost of servicing and repaying debt.

Foreign Currency Exchange Risk

We have operations in the U.S., Switzerland and Spain. The functional currency of each foreign reporting entity is the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign reporting entities are translated to U.S. dollars. The assets and liabilities of our foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign reporting entities will be influenced by their translation into U.S. dollars. Our primary currency translation exposure is related to operation in Switzerland, and a hypothetical 10% strengthening or weakening in the USD-CHF exchange rate would increase or decrease net loss for the year ended March 31, 2022 by approximately $160 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of March 31, 2022,  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation,  our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in our internal control over financial reporting described below.

Limitations on Effectiveness of Controls and Procedures

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

Management’s Plan for Remediation of Current Material Weaknesses

In connection with our IPO, we previously disclosed material weaknesses identified in our internal control over financial reporting relating to the following: (1) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (2) lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for annual reporting purposes.

During fiscal 2021, we initiated a remediation plan to address these material weaknesses, including: (i) implementing a more streamlined process for the preparation and review of financial information; (ii) initiating a process aimed at strengthening, formalizing, documenting accounting processes, policies and internal controls procedures with the assistance of a professional accounting service firm; (iii) engaging of consultants to provide additional US GAAP technical accounting expertise; and (iv) implemented a new enterprise resource planning, or ERP, system to automate certain processes, including a purchase requisition system, expense reporting system, consolidation, budgeting and reporting.

As of December 31, 2021, we remediated the material weakness previously identified relating to our lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training. With respect to the material weakness related to the lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes, as of March 31, 2022, our management has determined that it will not be fully remediated until our remediation plan is fully implemented and deemed to be operating effectively.

We intend to continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We require additional time to demonstrate the effectiveness of the remediation efforts. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the remediation measures discussed above including implementation of an an ERP system completed as of March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(d) and 15d 15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10 Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	we have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are unsuccessful or delayed, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved;
◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;
◾	clinical trials required for our product candidates are expensive and time-consuming, may face enrollment challenges and their outcome is uncertain;
◾	our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;

◾	we rely on a license to use the technology that is material to our business and if the agreements underlying the licenses were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition; and
◾	failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could negatively affect our operating results and business.

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this Form 10-Q and also include, among other things:

●	our ability to obtain additional funding to develop our product candidates;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism, wars, including the recent conflict between Ukraine and Russia and;
●	potential product liability claims.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We may conduct certain of our clinical trials for our product candidates outside of the U.S. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We expect to complete the preclinical development and submit the regulatory dossier to the Human Research Ethics Committee in Australia to initiate a first-in-human Phase 1 clinical trial in our Parkinson’s disease program, and to initiate the preclinical toxicology studies for our Gaucher program in the second half of 2022. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the U.S., it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;

•	foreign exchange fluctuations;

•	compliance with foreign manufacturing, customs, shipment and storage requirements;

•	cultural differences in medical practice and clinical research; and

•

diminished protection of intellectual property in some countries.

By extension, clinical trials that are predominantly conducted in the United States or primarily based on feedback from the FDA may not result in sufficiently diverse patient populations to warrant approval in other countries (for example, Japan) or those other health authorities may have differences of opinion on appropriateness of trial design or differences in interpretation of some data. In those situations, approvals in other countries outside the United States may be delayed or never approved, which would materially detract from the commercial success of any impacted product candidates.

If preclinical studies or clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our future development and commercialization goals.

We rely and expect to continue to rely on third parties, including contract research organizations (“CROs”) and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical studies and clinical trials involving our product candidates. We have less control over the timing and other aspects of these preclinical studies and clinical trials than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our preclinical studies and clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. To date, we have not conducted any IND-enabling studies or GLP compliant preclinical studies. We may not be able to initiate or successfully complete those studies in the future which could delay or restrict the advancement of our programs into the clinic. Delays in preclinical studies and clinical trials could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

If any of our product candidates cause SAEs or undesirable side effects or suffer from quality control issues:

●	regulatory authorities may impose a clinical hold or REMS, which could result in substantial delays, significantly increase the cost of development, and/or adversely impact our ability to continue development of the product;
●	regulatory authorities may require the addition of statements, specific warnings, or contraindications to the product label, or restrict the product’s indication to a smaller potential treatment population;
●	we may be required to change the way the product is administered or conduct additional clinical trials;
●	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
●	we may be required to limit the participants who can receive the product;
●	we may be subject to limitations on how we promote the product;
●	we may, voluntarily or involuntarily, initiate field alerts for product recall, which may result in shortages;
●	sales of the product may decrease significantly;
●	regulatory authorities may require us to take our approved product off the market;
●	we may be subject to litigation or product liability claims;
●	the impact of political instability, natural disasters, events of terrorism, wars, including the recent conflict between Ukraine and Russia, and
●	our reputation may suffer.

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

The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

●	cost-effectiveness;
●	the safety and effectiveness of our products, including any significant potential side effects (including drowsiness and dry mouth), as compared to alternative products or treatment methods;
●	the timing of market entry as compared to competitive products;
●	the rate of adoption of our products by doctors and nurses;
●	product labeling or product insert required by the FDA for each of our products;
●	reimbursement policies of government and third-party payors, and the willingness of patients to pay out of pocket in the absence of adequate third-party payor coverage and reimbursement;
●	effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and
●	unfavorable publicity concerning our products or any similar products.

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

Our business and operations may be adversely affected by the effects of of  health pandemics or epidemics, including the ongoing COVID-19 pandemic. Beginning in late 2019 and continuing into 2022, the outbreak of COVID-19 has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations and travel related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing and planned research and development activities. The magnitude of the negative effects of COVID-19 will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, and our ability to respond with minimal disruptions to the evolving restrictions, reopenings, and any future curtailment. These and similar, and perhaps more severe, disruptions in our operations in response to the ongoing COVID-19 pandemic and any future health pandemics or epidemics could negatively impact our business, operating results and financial condition.

Furthermore, the COVID-19 pandemic has caused a broad negative impact globally on capital markets and economies worldwide, which could have a negative impact on us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could have a material adverse effect on our operating results, our ability to raise capital needed to develop and commercialize products and our overall financial condition. In addition, a recession or market correction resulting from the spread of the coronavirus could materially affect the value of our common stock.

The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 pandemic closely.

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

We are significantly dependent upon our license with Minoryx Therapeutics S.L. (the “Minoryx License”), as described in the section “Business-License Agreement with Minoryx Therapeutics, S.L.”. The Minoryx License grants us exclusive, worldwide rights to certain patents and related intellectual property. If we breach the terms of the Minoryx License, for example, by failing to comply with any material terms thereof, Minoryx may have the right to terminate the license. If we were to lose our license under this agreement, including because we are unable to maintain the license on acceptable terms, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

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

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of present and future patents and other proceedings of our competitors. The defense and prosecution of intellectual property suits are costly and time-consuming to pursue, divert the attention of our management and scientific personnel, and their outcome is uncertain. Litigation may be necessary to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large, fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. Third parties may assert that our patents are invalid and/or unenforceable in these proceedings. Such litigation can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

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

We are subject to U.S. and certain foreign anti-corruption, anti-money laundering, export and import controls, and export control and sanctions laws and regulations.  Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and anti-bribery and anti-money laundering laws in the countries in which we conduct activities.  Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, and contractors, from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.  We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.  In addition, we may engage third-party intermediaries to promote our clinical research activities and/or to obtain necessary permits, licenses, and other regulatory approvals.  We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, or other partners even if we do not explicitly authorize or have actual knowledge of such activities.

We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls.  Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our product candidates to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo.  Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

We cannot ensure that all of our employees, agents, contractors or those of our affiliates, will comply with all applicable laws and regulations. Violations of these laws and regulations could result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, breach of contract and fraud litigation, reputational harm, and other consequences.

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

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers), including on account of the ongoing COVID 19 pandemic or the occurrence of geopolitical conflicts such as the war between Ukraine and Russia, as well as any sanctions or other actions resulting therefrom, impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of our products. Any such delays could cause our prospects to suffer significantly.

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

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the Drug Enforcement Administration (“DEA”) and corresponding state and foreign agencies to ensure strict compliance with cGMP requirements and other requirements under Federal drug laws, other government regulations and corresponding foreign standards. If we or our third-party manufacturers fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure by the government to grant marketing approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

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

General Risks Factors

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

During the year ended December 31, 2021, we initiated a remediation plan, including: i) implementing a more streamlined process for the preparation and review of financial information; (ii) initiating a process aimed at strengthening, formalizing, documenting accounting processes, policies and internal controls procedures with the assistance of a professional accounting service firm; and (iii) engaging of consultants to provide additional US GAAP technical accounting expertise. As of December 31, 2021, we successfully remediated  the material weakness previously identified relating to our lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training. With respect to the material weakness related to the lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes, management has determined that the material weakness has not been remediated as of March 31, 2022 and will no be remeditated until our remediation plan is fully implemented and deemed to be operating effectively. Although we are working diligently to improve our control environment, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. If we are unable to successfully improve our control environment and our internal control over financial reporting, or if we discover additional material weaknesses or if we otherwise are unable to report our financial statements accurately or in a timely manner, we would be required to continue disclosing such material weaknesses in future filings with the SEC, which could adversely affect our business, investor confidence in our company and the market price of our common stock and could subject us to litigation or regulatory enforcement actions. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market value of our common stock.

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

We depend upon our key personnel and our ability to attract and retain qualified employees.

Our future growth and success will depend in large part on our continued ability to attract, retain, manage and motivate our employees. The loss of the services of a significant portion of our workforce or any member of our senior management or the inability to hire or retain qualified personnel could adversely affect our ability to execute our business plan and harm our operating results.

Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, in many cases, these agreements do not restrict our senior executive officers’ ability to compete with us after their employment is terminated.

The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. This competition has been exacerbated during the COVID-19 pandemic, and we have recently experienced increased employee turnover like many other employers in the U.S. during the “great resignation.” Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers, and their respective business associates and covered subcontractors;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the Patient Protection and Affordable Care Act (“PPACA”), that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and
●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not determine whether or not another payor will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Even if favorable coverage and reimbursement status is attained for any product candidate for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Some of the provisions of the PPACA have been subject to judicial and Congressional challenges.

While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future.

If the PPACA is repealed or further modified, or if implementation of certain aspects of the PPACA are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. In addition, changes to the political landscape in the United States may impact the market sentiment surrounding the pharmaceutical industry.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. Further, it is possible that additional governmental action is taken in response to address the COVID 19 pandemic.

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

If any of our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, export controls, sanctions, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;
●	business interruptions resulting from geopolitical actions, including war (such as the Russia and Ukraine conflict) and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires, economic or political instability, or public health emergencies, such as the novel COVID-19 coronavirus and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Several states have enacted data privacy laws. For example, California passed the California Privacy Rights Act of 2020, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais), or LGPD (Law No. 13,709/2018), and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland similarly restricts personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide operate our business.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

Risks Related to Ownership of Our Common Stock

The market price for our common stock has been and likely will continue to be volatile, and your investment in our securities could decline in value.

Our stock price has been highly volatile since our IPO and and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the impact of the COVID-19 pandemic and other market factors. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in, our ongoing clinical trial for ONCR-177, our preclinical studies and any other future clinical development programs, including any delays related to the COVID-19 pandemic or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;

●	changes in accounting principles;
●	the impact of political instability, natural disasters, events of terrorism and or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On March 17, 2021, our Registration Statement on Form S-1, as amended (File No. 333-253303), was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 4,181,818 shares of our common stock, which includes the exercise in full of the underwriters’ option to purchase up to an additional 545,454 common shares, at a price to the public of $11.00 per share. The offering closed on March 22, 2021, and, as a result, we received net proceeds of $40.5 million (after deducting underwriters’ discounts and commissions of approximately $3.2 million and additional offering related costs of approximately $2.0 million). The joint book-running managers of the offering were BTIG, LLC, and Oppenheimer & Co. Inc.

No expenses incurred by us in connection with our IPO were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on March 17, 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

*Filed herewith.

† The certifications is not deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing by the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN THERAPEUTICS, INC.
(Registrant)

May 16, 2022	/s/ Eric I Richman
Date	Eric I. Richman
Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	/s/ Salvatore Calabrese
Date	Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)