Form 10-Q
period 2022-06-30
Gain Therapeutics, Inc.
filed 2022-08-08
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 31, 2022, the registrant had 11,883,368 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim,” “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the impact of the ongoing COVID-19 pandemic (or other pandemics or endemics) and its effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations other service providers, and collaborators with whom we conduct business;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”) platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug (“IND”) submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use our SEE-Tx® platform;
●	our ability to identify, recruit and retain key personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of political instability, natural disaster, events of terrorism and wars, including the recent conflict between Ukraine and Russia; and
●	other factors and assumptions described in this Quarterly Report.

You should read this Quarterly Report with the understanding that such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, actual industry results, or other actual results or events to differ materially from historical results, from any plans, intentions, or expectations disclosed in such forward-looking statements or from any future results, performance, achievements or other events expressed, suggested or implied by such forward-looking statements. Therefore, you should not rely on any forward-looking information or statements as predictors of future results or events. Factors that could cause or contribute to such differences in results and events include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022. The effect of these factors is difficult to predict. In addition, factors other than these could also adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results or events to differ materially from those contained in any forward-looking statement.

Any forward-looking statements included herein speak only as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking information or statements for any reason after the date of this Quarterly Report to conform these statements to actual results or changes in expectations, except as required by law. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,305,949	$36,880,673
Marketable securities - current	9,939,496	—
Tax credits	131,586	113,586
Prepaid expenses and other current assets	1,456,059	727,785
Total current assets	$25,833,090	$37,722,044

Non-current assets:
Property and equipment, net	138,909	105,986
Internal-use software	207,667	202,609
Marketable securities - non current	4,918,117	—
Operating lease - right of use assets	745,884	901,042
Restricted cash	29,835	31,279
Long-term deposits	16,534	22,111
Total non-current assets	6,056,946	1,263,027
Total assets	$31,890,036	$38,985,071

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$948,902	$560,479
Operating lease liability - current	216,180	219,137
Other current liabilities	2,081,031	1,402,600
Deferred income	80,198	266,504
Loans - current	83,747	103,826
Total current liabilities	3,410,058	2,552,546

Non-current liabilities:
Defined benefit pension plan	376,295	329,458
Operating lease liability - non current	544,765	695,053
Loans - non current	542,263	590,468
Total non current liabilities	1,463,323	1,614,979
Total liabilities	$4,873,381	$4,167,525

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively
Common stock, $0.0001 par value: 50,000,000 shares authorized; 11,883,368 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,189	1,189
Additional paid-in capital	56,444,556	55,832,461
Accumulated other comprehensive loss	(145,568)	(90,645)
Accumulated deficit	(20,925,459)	(7,034,853)
Loss of the period	(8,358,063)	(13,890,606)
Total stockholders’ equity	27,016,655	34,817,546
Total liabilities and stockholders’ equity	$31,890,036	$38,985,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Collaboration revenues	95,102	81,617	132,640	81,617
Other income	—	7,556	7,468	12,824
Total revenues	$95,102	$89,173	$140,108	$94,441

Operating expenses:
Research and development	(2,582,224)	(1,793,508)	(4,138,664)	(3,215,018)
General and administrative	(2,689,263)	(1,810,228)	(4,466,306)	(2,860,903)
Total operating expenses	(5,271,487)	(3,603,736)	$(8,604,970)	$(6,075,921)

Loss from operations	$(5,176,385)	$(3,514,563)	$(8,464,862)	$(5,981,480)

Other income (expense):
Interest income, net	59,899	5,901	58,248	7,310
Foreign exchange gain/(loss), net	40,212	(44,371)	59,374	(25,832)
Loss before income tax	$(5,076,274)	$(3,553,033)	$(8,347,240)	$(6,000,002)

Income tax	(9,146)	(3,660)	(10,823)	(7,138)

Net loss	$(5,085,420)	$(3,556,693)	$(8,358,063)	$(6,007,140)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(0.30)	$(0.70)	$(0.71)
Weighted average common shares - basic and diluted	11,883,368	11,876,460	11,883,368	8,431,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(5,085,420)	$(3,556,693)	$(8,358,063)	$(6,007,140)
Unrealized gain on available-for-sale securities	5,104	—	5,104	—
Defined benefit pension plan	3,765	(42,791)	7,914	(39,476)
Foreign currency translation	(40,135)	35,534	(67,941)	28,056
Other comprehensive loss	(31,266)	(7,257)	(54,923)	(11,420)
Comprehensive loss	$(5,116,686)	$(3,563,950)	$(8,412,986)	$(6,018,560)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Six Months Ended June 30, 2022	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2021					11,883,368	$1,189	55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation expense							612,095			612,095
Defined benefit pension plan								7,914		7,914
Foreign currency translation								(67,941)		(67,941)
Net unrealized gain on available for sale securities								5,104		5,104
Net loss									(8,358,063)	(8,358,063)
Balance as of June 30, 2022	—	—	—	—	11,883,368	1,189	56,444,556	(145,568)	(29,283,522)	27,016,655

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended June 30, 2022	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of March 31, 2022					11,883,368	$1,189	56,139,006	$(114,302)	$(24,198,102)	$31,827,791
Stock-based compensation expense							305,550			305,550
Defined benefit pension plan								3,765		3,765
Foreign currency translation								(40,135)		(40,135)
Net unrealized gain on available for sale securities								5,104		5,104
Net loss									(5,085,420)	(5,085,420)
Balance as of June 30, 2022	—	—	—	—	11,883,368	1,189	56,444,556	(145,568)	(29,283,522)	27,016,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock			Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Six Months Ended June 30, 2021	Shares		Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2020	1,185,879		$118	2,965,600	$297	3,543,163	$354	$13,388,771	$(152,698)	$(7,034,853)	$6,201,989
Conversion of series A preferred stock into common stock	(1,185,879)		(118)			1,185,879	118		—	—	—
Conversion of series B preferred stock into common stock				(2,965,600)	(297)	2,965,600	297				—
Issuance of common stock in IPO, net of issuance costs						4,181,818	419	40,558,103			40,558,522
Stock-based compensation expense								302,286			302,286
Warrants								344,667			344,667
Defined benefit pension plan									(39,476)		(39,476)
Foreign currency translation									28,056		28,056
Net loss										(6,007,140)	(6,007,140)
Balance as of June 30, 2021	—		—	—	—	11,876,460	1,188	54,593,827	(164,118)	(13,041,993)	41,388,904

	Series A Preferred Stock			Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended June 30, 2021	Shares		Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of March 31, 2021		$				$11,876,460	$1,188	$54,104,982	$(156,861)	$(9,485,300)	$44,464,009
IPO issunace cots								(47,383)	—	—	(47,383)
Stock-based compensation expense								191,561			191,561
Warrants								344,667			344,667
Defined benefit pension plan									(42,791)		(42,791)
Foreign currency translation									35,534		35,534
Net loss										(3,556,693)	(3,556,693)
Balance as of June 30, 2021	—		—	—	—	11,876,460	1,188	54,593,827	(164,118)	(13,041,993)	41,388,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

9

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021

Operating activities:
Net loss	$(8,358,063)	$(6,007,140)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28,230	5,561
Stock based compensation expense	612,095	302,286
Other non cash items	(30,049)	—
Warrants	—	344,667
Internal use software	—	(6,821)

Changes in operating assets and liabilities:
Accounts receivables	—	(344,618)
Prepaid expenses and other currents assets	(868,292)	(551,444)
Other non-current assets	—	(16,250)
Accounts payable and other current liabilities	1,232,968	91,056
Defined benefit pension plan	70,967	24,701
Deferred income	(186,306)	131,035
Total changes in operating assets and liabilities	249,337	(665,520)
Cash used in operating activities	(7,498,450)	(6,026,967)

Cash flows from investing activities:
Purchase of property and equipment	(52,376)	(50,991)
Purchases of marketable securities	(14,844,856)	—
Cash used in investing activities	(14,897,232)	(50,991)

Cash flow from financing activities:
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriter discounts	-	42,629,998
Payments of deferred offering costs	-	(853,488)
Payments of current portion of long-term debt	(36,611)	-
Cash (used in)/provided by financing activities	$(36,611)	$41,776,510
Effect of exchange rate changes	(143,875)	1,819
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(22,576,168)	$35,700,371
Cash, cash equivalents and restricted cash at beginning of period	36,911,952	7,504,281
Cash, cash equivalents and restricted cash at end of period	$14,335,784	$43,204,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (and together with its wholly-owned subsidiaries, the “Company”), is a biotechnology company developing small molecule therapeutics to treat diseases across several therapeutic areas, including lysosomal storage disorders (“LSDs”), central nervous system (“CNS”) disorders, metabolic disorders, and oncology. The Company uses its exclusively licensed Site-Directed Enzyme Enhancement Therapy (SEE-Tx®) platform to discover novel allosteric sites on misfolded proteins and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. These small molecule binding sites, away from the protein’s active site, are called allosteric sites. Targeting the allosteric binding site instead of the active binding site provides superior regulation of misfolded enzymes implicated in disease, is non-competitive with the natural substrate, provides superior drug-like properties and ultimately enhances both safety and efficacy.

The Company’s operations to date have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, acquiring, developing and securing its in-licensed technology, performing research and conducting preclinical studies. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or, assuming regulatory approval is obtained, market its product candidates.

The Company was originally incorporated under the laws of the State of Delaware on June 26, 2020. On July 20, 2020, the Company consummated a corporate reorganization pursuant to which all of the issued and outstanding common and preferred stock of GT Gain Therapeutics SA, a Swiss company formed in 2017, were exchanged for common stock or preferred stock, as applicable, of Gain Therapeutics, Inc., reflecting a 10:1 stock split. The corporate reorganization was accounted for as a recapitalization for accounting purposes, with GT Gain Therapeutics SA becoming the predecessor entity of the Company. As a result of the corporate reorganization, GT Gain Therapeutics SA became a wholly owned subsidiary of Gain Therapeutics, Inc. For periods and at dates prior to the corporate reorganization, the condensed consolidated financial statements presented were prepared based on the historical financial statements of GT Gain Therapeutics SA, adjusted to give retroactive effect to the share exchange transactions.

On March 3, 2021, the Company’s Board of Directors (the “Board”) approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective in conjunction with the Company’s initial public offering (the “IPO”) on March 17, 2021. Stockholders were not entitled to fractional shares as a result of the reverse stock split. Accordingly, all share and per share data shown in the accompanying interim financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

On March 17, 2021, the Company completed its IPO, in which the Company issued and sold 3,636,364 shares of common stock at a public offering price of $11.00 per share for net proceeds of $34,978 thousand after deducting underwriting discounts and commissions of $2,950 thousand and other offering expenses of $2,071 thousand. On March 22, 2021, the Company issued and sold 545,454 additional shares of common stock, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $5,580 thousand after deducting underwriting discounts and commissions of $420 thousand. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts commissions, were $42,630 thousand. After deducting other IPO offering expenses amounting to $2,071 thousand, the net cash proceeds resulting from the IPO are $40,558 thousand, which are reflected in the Company’s statement of stockholders’ equity as “issuance of common stock in IPO, net of issuance costs”.

Upon the closing of the IPO, series A convertible preferred stock (the “Series A Preferred Stock”) and series B convertible preferred stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, collectively referred to as the “Preferred Stock”) were converted into shares of common stock at a ratio of 1-for-1.

On May 18, 2022, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of any combination of the Company’s common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings. The Shelf Registration Statement was declared effective by the SEC on June 1, 2022. The Shelf Registration Statement contains a sales agreement prospectus supplement covering up to a maximum aggregate offering price of $16.0 million of common stock that may be issued and sold by the Company from time to time through or to Cantor Fitzgerald & Co., acting as the Company’s agent or principal, in accordance with the terms of a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. dated as of May 18, 2022.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with the completion and success of preclinical studies and clinical testing, dependence on key personnel, protection of proprietary technology, compliance with applicable governmental regulations, development by competitors of new technological innovations,  and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

Basis of Presentation

The accompanying unaudited interim condensed financial statements (the “interim financial statements”) reflect the accounts of Gain Therapeutics, Inc., GT Gain Therapeutics SA and its wholly owned branch Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim financial statements. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The interim financial statements as of June 30, 2022 reflect, for all periods presented, the retroactive application of the reverse stock split that occurred effective March 17, 2021. All amounts in the interim financial statements are expressed in United States dollars (USD/$) and disclosed within these explanatory notes in United States dollars (USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, the results of its operations and its statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its statements of cash flows for the six months ended June 30, 2022 and 2021.

The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report.

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

The Company’s operations have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, acquiring, developing and securing our in-licensed technology, performing research and conducting preclinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and obtaining regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development activities, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The Company plans to seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding when and if needed, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is the U.S. dollar. The functional currencies of the Company’s foreign operations are the respective local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the Company’s consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations accounts at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of June 30, 2022 and December 31, 2021, accumulated currency translation adjustment recorded in accumulated other comprehensive loss amounted to $97,212 and $165,156, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to recognition of grant funds, accrued expenses, defined benefit pension liability, warrants and stock-based compensation. These estimates, judgments and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected. To date, the COVID 19 pandemic has not had a significant impact on the Company’s estimates.

Cash and Cash Equivalents

The Company classifies cash on hand and held at banks, and all highly liquid investments in money market, certificates of deposit, time deposit, and other short-term liquid securities with original maturities of less than 90 day, as cash and cash equivalents.

Marketable Securities

The Company classifies marketable securities as held-to-maturity or available-for-sale at the time these instruments are purchased, based on the requirements of ASC320.

Marketable securities are classified as held-to-maturity when the Company has the positive intent and the capacity to hold the marketable securities until the maturity date. Held-to-maturity marketable securities are carried out at amortized cost, with the accretion of discounts (or amortization of premiums) included within the calculation of the effective interest method. The effective interests of the period are accounted for in the Company’s statements of operations as financial income (or expense).

Marketable securities are classified as available-for-sale when the Company does not have the positive intent and the capacity to hold the marketable securities until the maturity date. Available-for-sale marketable securities are carried out at fair value with the “unrealized gains/losses” excluded from the computation of the earnings of the period and accounted for in other comprehensive income. The accretion of discounts (or amortization of premiums) are accounted for in the Company’s statements of operations as financial income (or expense).

Marketable securities are classified in the Company’s balance sheet based on their maturities and the reporting entity’s reasonable expectation with regard to those securities. Marketable securities with a maturity date within 12 months from reporting date are classified as “current assets.” Marketable securities with a maturity date over 12 months form reporting date are classified as “non-current assets.”

Concentrations of Credit Risk

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that may expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents which are deposited in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Deferred Issuance Costs

The Company might capitalize certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of June 30, 2022 and December 31, 2021, internal-use software costs amount to $207,667 and $202,609, respectively, and refer to the external and internal labor costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended June 30, 2022 and 2021 was $14,949 and nil, respectively

Impairment of long-lived assets

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

Patents

Patent-related costs refer to legal fees incurred by the Company in connection with filing and prosecuting patent applications and are expensed as incurred due to uncertainty about the recovery of the expenditures. Amounts incurred are classified as general and administrative expenses.

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

Payables for Social Security Charges

Social security charges are reported in compliance with rules and laws applicable in the countries where Company employees work. Charges are accrued in accordance with the policies stipulated and in connection with salaries due for the period.

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

Pension Obligations

The Company operates defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For the defined benefit pension plan, the liability recognized in the consolidated balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the consolidated statements of equity under accumulated other comprehensive income (loss), and are charged or credited to income over the employees’ expected average remaining working lives. The measurement date used for the Company’s employee benefit plan is December 31.

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

The Company issues equity-based compensation with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company recognizes the related costs in the consolidated statement of operations and as additional paid-in capital in the consolidated statement of shareholders’ equity, in accordance with the vesting period during which the award recipients are required to provide services in exchange for the award. The Company accounts for forfeitures as they occur.

Before becoming a public company, given the absence of an active market for the Company’s common stock, the Company and its Board of Directors estimated the fair value of the Company’s common stock at the grant date for determining the estimated fair value of the Company’s equity instruments based on a number of factors, including prices paid for the Company’s convertible preferred stock sold to outside investors in arm’s-length transactions, the Company’s stage of development and the fact that the grants of stock-based awards involved illiquid securities in a private company.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Given the absence of an active public market for the Company’s common stock prior to March 18, 2021, which was the first day the Company’s common stock began trading on the Nasdaq Global Market (“Nasdaq”), the Company determined the volatility and the expected term for awards granted based on an analysis of reported data for a peer group of similar biopharmaceuticals companies that issued options with substantially similar terms. After the IPO, the Company continues to determine its volatility in the same manner, and it expects not to change its methodology until such time as the Company has reliable historical data regarding the volatility of the Company’s traded stock price and expected term of exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The Black-Scholes option pricing model is also used for the warrants issued, using consistent inputs and methodology to quantify such inputs, as described above in relation to equity-based compensation.

The assumptions used in calculating the fair value of share-based awards and warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Revenue Recognition

The Company derives limited revenue from its collaboration and licensing agreements. The Company recognizes revenue related to these agreements in accordance with ASC 606, “Revenues from Contracts with Customers” and ASC 808, “Collaborative Arrangements”. The terms of these arrangements typically include payment from third-party customers of one or more of the following: non-refundable initiation fee, reimbursement of development costs, future development and regulatory milestone payments and royalties on net sales of the licensed product.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations, the Company applies the five-step model of ASC606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Costs and revenues associated with collaborative arrangements are reported in the consolidated statements of operations on a gross basis when the counterpart is identified as being a customer, when the performance obligations incurred and rendered to fulfil the agreements are deemed to be in the ordinary course of the Company’s business, or when there is an expectation that the collaborative arrangement will result in a future constant flow of revenues in the form of sales of products, royalties or licenses.

Research grants

Under the terms of the research and development grants awarded (such as those awarded by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) and The Silverstein Foundation for Parkinson’s and from Innosuisse – Swiss Innovation Agency), the Company is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the consolidated statement of operations as a reduction to research and development expenses.

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

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. In consideration of the start-up status of the Company, a full valuation allowance has been established to offset the deferred tax assets, as the related realization is currently uncertain. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance will be reduced to the extent of such expected realization, and the corresponding amount will be recognized as income tax benefit in the Company’s consolidated statement of operations.

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

Comprehensive income/(loss)

Comprehensive income/(loss) is composed of net income/(loss) and certain changes in stockholder’s equity that are excluded from net income/(loss), primarily foreign currency translation adjustments, unrealized gains/losses on available for sale securities and defined benefit obligation adjustments.

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of June 30, 2022 and 2021, common stock equivalents consisted of stock options and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

COVID-19 Pandemic

In regard to the ongoing COVID-19 global pandemic, the Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risks of COVID-19 transmission. Given the global impact and the other risks and uncertainties associated with the COVID-19 pandemic, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic and evolve its business continuity plans, clinical development plans and response strategy to mitigate any potential impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. There were no new material accounting pronouncements issued in the first half of 2022 with a material impact on the Company’s interim financial statements.

3. Cash, cash equivalents and restricted cash

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments relate to money market securities with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Given their short-term maturities and the underlying value being represented by cash equivalents, their face value amount approximates the related fair market value.

The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash, cash equivalents and restricted cash are broken down as follows:

	June 30,	December 31,
	2022	2021
Cash	1,393,364	3,262,977
Money market	12,912,585	33,617,696
Total cash and cash equivalents	$14,305,949	$36,880,673
Restricted cash	$29,835	$31,279

Restricted cash refers to an amount required under the Lugano new office lease agreement and deposited into a restricted bank account as a guarantee for expenses to be incurred in case of damage to the premises upon the termination of the lease.

Details of the cash and cash equivalents balances as of June 30, 2022 and December 31, 2021, broken down by currency in which the funds are denominated, are reported in the following table:

	June 30,	December 31,
	2022	2021
Cash in CHF	337,198	157,310
Cash in EUR	470,679	338,766
Cash in USD	13,459,882	36,322,777

4. Marketable Securities

As of June 30, 2022, the Company reports $14,858 thousand of marketable securities, related to United States Treasury Securities (“USTS”), with current and non-current assets. The USTS purchased have maturity dates going from September 2022 to November 2023, on a monthly basis, in tranches of USD 1,000 thousand each month. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume. The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains /losses and the estimated fair value as of June 30, 2022:

	June 30, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Marketable securities available for sale
Debt Securities - U.S. government treasury securities	$14,852,507	$-	$7,404	$(2,298)	$14,857,613
Totals	$14,852,507	$-	$7,404	$(2,298)	$14,857,613

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	June 30,	December 31,
	2022	2021
Tax credits	$131,586	$113,586

Prepaid and deferred expenses	664,025	498,252
Other receivables	95,993	81,862
Prepaid D&O insurance costs	696,041	147,671
Total prepaid expenses and other current assets	$1,456,059	$727,785

Tax credits consist of a value added tax credit (“VAT”), which is an indirect tax receivable from Swiss and Spanish tax authorities on purchases of goods and services executed in those countries.

Prepaid expenses refers to pre-payments made to the Company’s vendors for future services. Deferred expenses mainly refer to research agreements entered into with third parties for research projects that will be recognized as expenses throughout the research period.

Prepaid D&O insurance costs relate to an insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one-year insurance period.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
Computer	$64,416	$55,141
Furniture and fixtures	55,905	42,148
Leasehold improvements	30,524	17,327
Laboratory instruments	25,756	19,759
Total property and equipment	$176,601	$134,375
Less: accumulated depreciation	(37,692)	(28,389)
Property and equipment, net	$138,909	$105,986

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the periods ended June 30, 2022 and 2021 was $11,504 and $5,561, respectively.

7. Operating Lease; Right of Use (“ROU”) Assets

The Company’s leased assets include offices in Bethesda, Maryland, Lugano, Switzerland and Barcelona, Spain and a lab in Barcelona, Spain. Its current lease portfolio consists of leases with remaining terms ranging from three to five years. Renewal options are excluded from the calculation of lease liabilities unless the Company is reasonably certain that we will exercise the renewal option. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

On June 1, 2021, the Company entered into a five year operating lease agreement to lease office space in Via Soave, n.6 in Lugano, Switzerland. The lease agreement is renewable for an additional five years. The Company is required to pay for operating costs, which are considered variable lease costs and are recognized in the period in which the costs are incurred. In connection with the lease, as guarantee for any damages claimed by the lessor, the Company deposited CHF 28,500 (USD 29,835) into a restricted bank account, which is classified in the financial statements as restricted cash.

On October 1, 2021, the Company entered into a three year operating lease agreement to lease office space in Bethesda, Maryland. In connection with the lease, the Company paid a security deposit of USD 5,227, classified as deposit in non-current assets, for the performance of all obligations, covenants and conditions and agreements under the lease.

On November 1, 2021, the Company entered into a five-year operating lease agreement in Torre D Building with Parc Cientific de Barcelona for larger office space of 1,417 square feet to accommodate the Company’s continued growth and contemporaneously terminated a lease, entered in October 2020, in Torre I Building for 830 square feet. In connection with the Torre D Building lease, the Company paid a security deposit of EUR 4,325 classified as deposit in non-current assets. The Company is required to pay for operating costs, which are billed monthly based on the Company's share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

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

The breakdown of the significant components of ROU assets, lease liabilities and operating lease expense is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	June 30,	December 31,
	2022	2021
Operating Lease
Operating lease- right of use assets	$745,884	$901,042

Operating lease liability - current	$216,180	$219,137
Operating lease liability - non-current	$544,765	$695,053
Weighted average remaining lease term - years	3.50	4.02
Weighted average discount rate	1.86	1.86

The operating lease expenses were as follows:

	June 30,	June 30,
	2022	2021
Operating lease costs	$112,466	$81,861

The future minimum lease payments for the Company’s operating leases as of June 30, 2022, are as follows:

Fiscal Year	Operating Leases
June 30, 2023	$232,745
June 30, 2024	234,354
June 30, 2025	179,281
June 30, 2026	122,640
June 30, 2027	9,059
Total future minimum lease payments	778,079
Less amount representing interest or imputed interest	17,134
Present value of lease liabilities	$760,945

8. Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of June 30, 2022, and December 31, 2021, accounts payable amounted to $948,902 and $560,479, respectively. All accounts payable are due in less than 12 months. Details of vendor outstanding payables as of June 30, 2022 and December 31, 2021, broken down by currencies in which they are denominated, are reported in the following table:

	June 30,	December 31,
	2022	2021
Vendors payables in CHF	30,484	13,166
Vendors payables in EUR	322,614	309,378
Vendors payables in GBP	5,099	—
Vendors payables in USD	538,189	197,045

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Payable for social security payments	$335,723	$255,068
Accrued payroll	664,853	465,382
Accrued expenses	1,070,396	681,770
Tax provision	10,059	380
Total other current liabilities	$2,081,031	$1,402,600
Deferred income	80,198	266,504
Total other current liabilities and deferred income	$2,161,229	$1,669,104

Payables for social security payments refers to amounts withheld by the Company and due to for social security and employee withholding taxes.

Accrued payroll refers to accruals for year-end bonuses, accrued vacations and overtime including social security charges, to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Deferred income mainly refers to research grants and to a collaboration agreement  the Company entered into with Zentalis Pharmaceuticals, Inc (“Zentalis”). Deferred income will be recognized in the statement of operations in accordance with the costs sustained.

10. Pension Obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of June 30, 2022 and December 31, 2021, can be summarized as follows:

	June 30,	December 31,
	2022	2021
Reconciliation of funded status:
Funded status beginning of year	$(329,458)	$(171,558)
Expense	(90,894)	(144,146)
Employer contribution	19,927	88,819
Translation differences	16,217	(1,437)
Change in accumulated other comprehensive income	7,914	(101,136)
Funded status at end of year	$(376,295)	$(329,458)

Component of net periodic pension costs:
Service cost	$85,735	$132,809
Interest cost	1,704	1,318
Expected return on plan assets	(4,547)	(5,558)
Amortization of (gain)/losses	8,464	16,212
Amortization of prior service cost	(462)	(635)
Total	$90,894	$144,146

The service cost component of net periodic benefit cost is presented in the same line items on the consolidated statement of operations where the other employee compensation costs are reported: research and development expenses and general and administrative expenses. All other components of net periodic benefit costs are presented as part of other income (expenses) net, on the consolidated statement of operations.

11. Loans

In March 2020, the Company obtained a CHF 14,600 five-year loan. The loan had zero interest and original maturity on June 30, 2025. The loan was guaranteed through joint and several sureties by the Swiss government. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic. In February 2022, the Company early extinguished the loan. No expenses or charges were due for the early extinguishment.

In August 2020, the Company obtained a CHF 638,000 (USD 700,221 at the historical foreign exchange rate) nine-year loan. The loan has zero interest. The loan is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic. Loans granted do not bear interest and no issuance costs have been borne. As such they have been accounted for at face value, which is deemed to approximate the related fair value.

The future loan payments are reported in the table below:

		June, 30
	Total	2023	2024	2025	2026	2027	Thereafter
Loan	$626,010	83,747	83,747	83,747	83,747	83,747	207,275

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

The carrying amounts of the Company’s cash and cash equivalents, including money market funds, restricted cash and financial liabilities are considered to be representative of their respective fair values because of the short-term nature and the contractual terms of those instruments. The fair values of money market funds are based upon the quoted prices in active markets provided by the holding financial institution, which are considered Level 1 inputs in the fair value hierarchy according to ASC 820. There have been no changes to the valuation methods utilized by the Company, nor were there transfers between levels of the fair value hierarchy.

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
June 30, 2022:
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	9,939,496
Debt securities - U.S. government treasury securities, non current	4,918,117
Total marketable securities available for sale	$14,857,613

Cash and cash equivalents:
Money market funds	12,912,585	—	—
Total cash and cash equivalents	$12,912,585	—	—

December 31, 2021:
Cash and cash equivalents:
Money market funds	33,617,696	—	—
Total cash and cash equivalents	$33,617,696	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common and Preferred Stock

As of June 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of June 30, 2022 and December 31, 2021, there were 11,883,368 shares of common stock, $0.0001 par value, issued and outstanding.

No shares of preferred stock were outstanding as of June 30, 2022 and December 31, 2021. There were 1,185,879  (1,346,390 before the reverse stock split) shares of Series A Preferred Stock, par value $0.0001 and 2,965,600 (3,366,999 before the reverse stock split) shares of Series B Preferred Stock, par value $0.0001, issued and outstanding as of December 31, 2020. The reverse stock split did not result in any change of the original par value of the Company common and preferred stock.

Upon closing of the IPO, the Series A Preferred Stock and Series B Preferred Stock, as resulting from the reverse stock split, was converted to common stock at a ratio of 1-for-1. The holders of the Company’s Series A Preferred Stock and Series B Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the Series A Preferred Stock and Series B Preferred Stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock into shares of common stock.

14. Equity Incentive Plans

On September 24, 2020, the Board adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provided for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Company’s Board. The maximum number of shares to be issued under the 2020 Omnibus Plan was 1,153,827, as adjusted after a stock split of 1-for-0.880784 approved by stockholders on March 4, 2021. The 2020 Omnibus Plan has been succeeded by the 2022 Equity Incentive Plan (described below), and no additional awards will be granted under the 2020 Omnibus Plan although all outstanding awards granted under the 2020 Omnibus Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2020 Omnibus Plan.

On December 23, 2021, the Board determined it advisable and in the best interests of the Company to adopt an Inducement Equity Incentive Plan (the “2021 Inducement Equity Incentive Plan”) intended to induce new employees to join the Company for the benefit of individuals who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules and the related guidance issued thereunder with respect to the Company and its affiliates. The maximum number of shares reserved for issuance pursuant to awards granted under the 2021 Inducement Equity Incentive Plan is 1,000,000.

On June 16, 2022, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan was approved by the Board on May 12, 2022 subject to stockholder approval and became effective upon such approval by the Company’s stockholders at the 2022 annual meeting. The 2022 Plan is the successor to and continuation of the 2020 Omnibus Plan, in order to allow the Company to continue to utilize a broad array of equity incentives in order to secure and retain the services of our employees, directors, and consultants, and that are intended to align the interests of our employees, directors, and consultants with the interests of our stockholders. The number of newly authorized shares that can be issued under the 2022 Equity Incentive Plan is 646,173, and the total number of shares reserved for issuance under the 2022 Plan (which amount includes shares remaining available for issuance under the 2020 Omnibus Plan as well as certain shares underlying awards then outstanding under the 2020 Omnibus Plan that will become available for issuance under the 2022 Plan if certain conditions are met) is 1,800,000.

In addition, beginning on January 1, 2023 and ending on (and including) January 1, 2032, the maximum number of shares of common stock that may be issued under the 2022 Plan will cumulatively be increased by 6% of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, or such lesser number of shares as determined by the Board. No incentive stock options may be granted under the 2022 Plan after May 12, 2032 and the Board may suspend or terminate the 2022 Plan at any time. The Board is responsible for administering the 2022 Plan, including determining the individuals to be granted options and other awards, the number of shares of common stock subject to each award that an individual will receive, the exercise price per share (if any) subject to an award, and the exercise period of each option, subject to the terms of the 2022 Plan. No option will have a term in excess of 10 years. The exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant for nonstatutory stock options.

Stock Based Compensation

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

	Shares	Weighted Average	Weighted Average	Weighted Average	Aggregate
		Grant Date Fair Value	Exercise Price	Remaining Contractual	Intrinsic
				Terms (Years)	Value
Options outstanding as of December 31, 2021	960,216	$3.46	$5.13	9.23	—
Options granted	296,800	$2.88	$4.09	9.80	—
Options exercised	—	—	—	—	—
Options cancelled/forfeited	(8,027)	$4.19	$5.82	—	—
Options outstanding as of June 30, 2022	1,248,989	$3.32	$4.88	9.00	—

Options Outstanding				Options Exercisable
Weighted Average	Number	Weighted- Average Years	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining on Contractual	Grant Date	Exercisable	Exercise Price
		Life	Fair Value
$3.30	41,000	9.90	$2.45	—	—
$3.38	511,989	8.41	$2.02	332,518	$3.38
$4.22	255,800	9.78	$2.94	—	—
$5.86	210,000	9.48	$4.22	1,385	$5.86
$5.99	38,000	9.45	$4.34	15,625	$5.99
$7.80	104,000	9.12	$5.47	6,660	$7.80
$10.03	88,200	8.86	$5.48	78,210	$10.03

On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the Company’s stockholders on March 4, 2021, and became effective on March 17, 2021. Shares of common stock underlying outstanding stock options were proportionately reduced from 588,000 to 517,902 and the respective exercise prices, were proportionately increased from $2.97 to $3.38 in accordance with the terms of the agreements governing such securities.

The reverse stock split did not impact the fair value of the stock option awards previously recorded and no modification accounting is required because all the three following conditions were met:  (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument is the same as the classification of the original award immediately before modification.

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on June 30, 2022.

As of June 30, 2022, the total unrecognized compensation cost related to non-vested stock options granted was USD 2,606 thousand, and is expected to be recognized over 4 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. The Black-Scholes option pricing model takes into account variables such as volatility, dividend yield rate, and risk-free interest rate. The computation of expected volatility and expected term of exercise is based on a representative group of companies with similar characteristics, including stage of product development and life science industry focus, since we do not have a reliable history. The risk-free interest rate is based on US treasury bonds whose term is consistent with the expected term of exercise of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company’s policy is to account for forfeitures when they occur.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2022	2021
Grant date fair value	$2.88	$3.61
Volatility	80%	80%
Expected term (years)	7	3.31
Risk-free interest rate	3.14	0.31
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted for the six months ended June 30, 2022 and 2021 was $2.88 and $3.61, respectively.

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Research and development	149,175	70,166	263,293	133,019
General and administrative	156,375	121,396	348,802	169,267
Total stock-based compensation	$305,550	$191,562	$612,095	$302,286

Performance-Based Restricted Stock Units

The Compensation Committee of the Board approved 200,000 awards of performance-based restricted stock units (“PRSUs”) to an executive officer of the Company, subject to vesting on the achievement of certain services, business development and clinical development performance criteria.

The grant date fair value for this award was determined to be nil under ASC 718 based upon a determination that as of the grant date, it was not probable that the performance conditions will be achieved. The Company evaluates the performance targets in the context of its business development plan and product candidates development pipeline and recognized compensation expense based on the probable number of PRSUs that will ultimately vest.

The maximum potential fair value for the PRSU award, based on achieving the maximum level of performance under the award as of the grant date, was calculated to be $1,139 thousand, using the closing price of the Company’s common stock on the grant date.

15. Warrants

In July, 2020, in connection with the issuance of the Series B Preferred Stock through a private placement, the Company issued equity-classified warrants to designees of the placement agent to purchase an aggregate of 269,360 shares of our common stock at an exercise price of $4.46 per share, valued in the aggregate at USD 413,887 and included in the issuance costs of the Series B Preferred Stock. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years from July 20, 2020.  On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the Company’s stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding warrants were proportionately reduced from 269,360 to 237,249 and the respective exercise prices, were proportionately increased from $4.46 to $5.07 in accordance with the terms of the agreements governing such securities. As of June 30, 2022, 11,862 warrants were exercised resulting in 3,283 shares having been issued following the cashless mechanism as per the respective warrant agreement.

On May 6, 2021, the Company entered into an investment banking services and financial advisory agreement and issued equity-classified warrants to designees of the investment bank to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at USD 1,034 thousand. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants was fully recognized on a straight-line basis over the nine months service period as general and administrative expense. As of June 30, 2022, no warrants were exercised or exchanged.

16. Collaboration Agreement

On April 20, 2021, the Company entered into a multi-target collaboration agreement (the “Zentalis Collaboration Agreement”) with Zentalis to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company will use its in-licensed SEE-Tx® computational platform technology to identify binding sites on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant to the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis.

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

In May 2021, the first target development program was identified, and the estimated development costs were approved and collected in July 2021. The transaction price of this first target development program includes (i) a fixed, one-time payment of $50 thousand as program initiation fee, (ii) up to an aggregate of $272 thousand as reimbursement for employee and external research and development costs, (iii) a potential payment in the amount of $250 thousand subject to the exercise by Zentalis of a research program option, (iv) up to an aggregate of $41.5 million payable in the form of event-based milestone payments, if certain goals are met in the future, and (v) other royalty-based payments based on future net sales.

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

As of June 30, 2022, the Company recognized $133 thousand of revenues and reported current portion of deferred revenues for $55 thousand.

17. Net loss per common share

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Six Months Ended June 30
	2022	2021
Options to purchase common stock	1,248,989	606,102
Warrants to purchase common stock	425,387	437,249

18. Related Parties

Dr. Khalid Islam, the Chairman of the Company’s Board, shareholder and founder of the Company, is currently the Chairman of the Board of Directors of Minoryx, and therefore Minoryx is considered a related party of the Company. In December 2017, the Company entered into an exclusive worldwide, royalty-bearing, assignable, transferable license agreement with Minoryx Therapeutics SL to use and exploit Minoryx’s intellectual property and into an exclusive worldwide, royalty-bearing, assignable, transferable sublicense agreement with Universitat de Barcelona and Institucio Catalana Recerca Estudis Avancats in order to be able to develop its business, directly or indirectly, through sub-licensing to third parties or any other way of operation. According to the terms and conditions of the Minoryx License Agreement,  the Company shall pay to Minoryx as royalties:

●	an amount equal to 8% of (i) net revenues with regard to products that would infringe (a) at least one composition of matter claim or (b) Minoryx molecules and (ii) sublicensing revenues;and
●	an amount equal to 3% of net revenues with regard to products that would infringe at least (a) one method of claim; or (b) Minoryx know-how (as such term is defined in the agreement).

In addition to royalties, the Company shall pay Minoryx certain milestones payments of 1.25% of any consideration received in the event of a sale of the Company or substantially all of the assets, including by merger, change of control, or reorganization.

As of June 30, 2022 and 2021, there were no receivables and payables, revenues or expenses with Minoryx.

19. Commitments

As of June 30, 2022, the Company had research commitments for $1,443 thousands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below.

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

We have identified two different STARs as the lead compounds for our Parkinson’s disease program and our Gaucher disease program, and are currently developing these product candidates through preclinical studies. In September 2021, we announced positive topline data of an in vitro study evaluating these two STARs compounds for the treatment of Gaucher and Parkinson’s disease in neuronal cells derived from induced pluripotent stem cells (“iPSCs”) of patients with Gaucher disease that contained disease-causing mutation of the GBA1 gene and from iPSCs of a healthy donor with a normal GBA1 gene, so called wild-type cells. The results of the study, conducted at the University of Maryland School of Medicine, demonstrate a significant increase in beta-glucocerebrosidase (“GCase”) protein levels, improved trafficking of GCase to the lysosome, and a significant decrease of the toxic substrates glucosylceramide as well as alpha-synuclein p129 levels in both the neuronal cells that contained the mutated GBA1 gene as well as the wild-type cells. Alpha synuclein is considered to be the hallmark of Parkinson’s disease.  These data provide further evidence that these product candidates have the potential to treat Gaucher disease and slow or stop the progression of GBA Parkinson’s disease.

In industry standard preclinical studies, the lead compound in our Parkinson’s disease program appeared to be safe up to the highest feasible dose level. We are in the process of optimizing the formulation for the preclinical studies and first-in-human clinical trial in our Parkinson’s disease program as part of a de-risking strategy. We  expect to leverage the knowledge gained for the formulation development of the Parkinson’s program for  the product formulation  intended to be used for the preclinical studies and first-in-human clinical trial for our Gaucher program.

In addition, we plan to continue to advance research programs and initiate additional programs targeting allosteric binding sites identified with the SEE-Tx® platform in various therapeutics areas, mainly oncology. Through academic partnerships, co-development and licensing arrangements, we intend to develop a broad pipeline of therapeutics, using our novel approach of identifying and targeting previously unknown allosteric sites.

Recent Developments

In response to the current financing environment, we have streamlined our operational plans to become more capital efficient. We will focus and expect to progress our Parkinson’s and Gaucher disease programs and remain opportunistic to partnering opportunities for these lead programs and our platform for novel target identification. In addition, we expect to continue to develop our program for Krabbe disease and use our SEE-Tx platform to establish new programs in oncology.  Based on these adjustments, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024.

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

Financial Condition

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our in-licensed SEE-Tx® platform. Our operations have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, performing research, conducting preclinical studies and acquiring, developing and securing our in-licensed technology. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales, and as a result, we face risks associated with early-stage biotechnology companies whose product candidates are in development. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

We have financed our operations through a combination of sales of convertible preferred stock, including Series A Preferred Stock and Series B Preferred Stock, and our initial public offering (“IPO”) of our common stock, as well as research grants. Through our Series A and Series B financings, we raised $14 million in aggregate gross proceeds. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.5 million, after deducting the underwriting discounts and commissions and offering expenses. From inception through June 30, 2022, we have raised an aggregate of $60 million of gross proceeds through the issuance of convertible preferred stock and our IPO.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $29,164 thousand. We have incurred recurring losses and negative cash flows from operations since inception and as of June 30, 2022 and December 31, 2021, had an accumulated deficit of $29,284 thousand and $20,925 thousand, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development.

We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates.

Financing Requirements; Current Financing Environment

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to seek additional funding through a combination of public or private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect our holdings or the rights of our stockholders. If we are unable to obtain funding, we could be required to delay, limit, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such candidates ourselves, which could adversely affect our business prospects.

The ongoing COVID-19 global pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices. We continue to monitor the impact of the COVID-19 pandemic and related developments, and our focus remains on safeguarding employee health, while minimizing the negative effects on our business and continuing to advance research and development of our product candidates.

On May 18, 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2022. The Shelf Registration Statement contains a sales agreement prospectus supplement covering up to a maximum aggregate offering price of $16.0 million of our common stock that may be issued and sold from time to time by us through or to Cantor Fitzgerald & Co., acting as our agent or principal, in according with the terms of a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. dated as of May 18, 2022 (the “Sales Agreement”).

Strategic Transactions; Collaboration and Licensing Arrangements

Collaboration with Zentalis

On April 20, 2021, we entered into a multi-target collaboration agreement with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, we will use the licensed SEE-Tx® computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant to the terms of the agreement, Zentalis agreed to pay us, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimburse expenses incurred by us in accordance with the agreed-upon research budget.

With respect to any development program, and subject to the delivery of the data package, we granted to Zentalis an option to obtain an exclusive, transferable worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of the Company arising from the collaboration to develop, manufacture and commercialize any products resulting from the development program. Zentalis may exercise the option, at its reasonable discretion, and shall use commercially reasonable efforts to develop and obtain market approval for products developed from the applicable programs.

Unless terminated earlier, the agreement expires at the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. Each of us and Zentalis can terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. Zentalis shall have the right, at its sole discretion, exercisable at any time to terminate the agreement on a program-by-program basis, upon ninety (90) days’ prior written notice to us or, at any time, if a safety concern arises with respect to any development program or product.

In May 2021, the first target development program was identified, and the estimated development cost amounting to $322 thousand were approved and collected in July 2021. As of June 30, 2022 and 2021, we recognized $133 thousand and $82 thousand of revenues, respectively, and as of June 30, 2022 and December 31, 2021 we reported current portion of deferred revenues of $55 thousand and $188 thousand, respectively.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval and successfully commercialize them, we will not generate revenues in the future. Our current revenues consist primarily of revenues from a collaboration arrangement and, to a lesser extent, income related to the subleases of our office space in Lugano.

Operating Expenses

Our operating expenses since inception have consisted solely of research and development and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research and preclinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our Barcelona labs and Lugano office space depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Preclinical activities and outside services	1,721,954	1,255,470	$2,516,250	$2,255,255
Personnel expenses	816,258	448,842	1,543,212	881,412
Other	77,439	133,698	147,338	188,215
Research grants	(33,427)	(44,502)	(68,136)	(109,864)
Total research and development expenses	2,582,224	1,793,508	$4,138,664	$3,215,018

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss.

Consolidated Results of Operations

The following table summarizes our results of operations for the three months and six months ended June 30, 2022 and 2021.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues:
Collaboration agreements	95,102	81,617	13,485	132,640	81,617	51,023
Other income	—	7,556	(7,556)	7,468	12,824	(5,356)
Total revenues	$95,102	$89,173	$5,929	$140,108	$94,441	$45,667

Operating expenses:
Research and development	(2,582,224)	(1,793,508)	788,716	(4,138,664)	(3,215,018)	923,646
General and administrative	(2,689,263)	(1,810,228)	879,035	(4,466,306)	(2,860,903)	1,605,403
Total operating expenses	(5,271,487)	(3,603,736)	1,667,751	(8,604,970)	(6,075,921)	2,529,049

Loss from operations	$(5,176,385)	$(3,514,563)	$1,661,822	$(8,464,862)	$(5,981,480)	$2,483,382

Interest income, net	59,899	5,901	53,998	58,248	7,310	50,938
Foreign exchange gain/(loss), net	40,212	(44,371)	84,583	59,374	(25,832)	85,206
Loss before income tax	$(5,076,274)	$(3,553,033)	$1,523,241	$(8,347,240)	$(6,000,002)	$2,347,238

Income tax	(9,146)	(3,660)	5,486	(10,823)	(7,138)	3,685
Net loss	$(5,085,420)	$(3,556,693)	$1,528,727	$(8,358,063)	$(6,007,140)	$2,350,923

Net loss per ordinary share:
Basic and diluted loss per share	(0.43)	(0.30)	0.13	(0.70)	(0.71)	(0.01)
Weighted-average ordinary shares used in per share calculations – basic and diluted	11,883,368	11,876,460		11,883,368	8,431,410

Comparison of the Three Months ended June 30, 2022 and 2021

Revenues

For the three months ended June 30, 2022 and 2021 total revenues were $95,102 and $89,173 respectively and consisted mainly of income from our collaboration agreement with Zentalis. In the same period in 2021, total revenue also included income for 7,556 thousand received from the sublease of our Lugano office space. Collaboration revenues for the three months ended June 30, 2022 and 2021 were $95,102 and $81,617, respectively, and referred to development services costs related to the first target development program identified under our collaboration agreement with Zentalis.

Research and Development Expenses

Research and development expenses increased by $788,716 to $2,582,224 for the three months ended June 30, 2022 as compared to $1,793,508 for the three months ended June 30, 2021. The increase in research and development expenses for the three months ended June 30, 2022 was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations, chemical synthesis, clinical manufacturing,  pharmacology and pharmacokinetic studies and increase in our personnel-related costs resulting from an increase in employee headcount and associated stock-based compensation expenses. As of June 30, 2022, and 2021, research and development expenses are net of a research grant in the amount of $33,427 and $44,502, respectively.

General and Administrative Expenses

General and administrative expenses increased by $879,035 to $2,689,263 for the three months ended June 30, 2022 from $1,810,228 for the three months ended June 30, 2021. The increase in general and administrative expenses for the three months ended June 30, 2022 was primarily attributable to an increase in expenses for being a public company, investor relations costs, directors and officers insurance and information technology costs as we continue to expand our business and build management infrastructure and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation expenses.

Comparison of the Six Months ended June 30, 2022 and 2021

Revenues

For the six months ended June 30, 2022 and 2021 total revenues were $140,108 and $94,441 respectively, and consist mainly of income from our collaboration agreement and sublease of the Lugano office space. Collaboration revenues were $132,640 and $81,617 as of June 30, 2021 and 2021, respectively, and refer to development services costs related to the first target development program identified under our collaboration agreement with Zentalis.

Research and Development Expenses

Research and development expenses increased by $923,646 to $4,138,664 for the six months ended June 30, 2022 from $3,215,018 for the six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to increases in outside services as we continue to expand our research and development activities, including external collaborations, chemical synthesis, model studies, pharmacology and pharmacokinetic studies, clinical manufacturing and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation. As of June 30, 2022, and 2021, research and development expenses are net of research grants of $68,136 and $109,864, respectively.

General and Administrative Expenses

General and administrative expenses increased by $1,605,403 to $4,466,306 for the six months ended June 30, 2022 from $2,860,903 for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to increase in expenses for related to our operation as a public company, legal fees relating to patent and corporate matters, directors and officers insurance, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure, and increases in personnel-related costs resulting from an increase in employee headcount, stock-based compensation and warrants issuance costs.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products, and we do not expect to generate revenue from sales of any products in the foreseeable future, if at all. We have funded our operations to date primarily through a combination of sales of our securities and research grants.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities and research grants. As of June 30, 2022,  and December 31, 2021, we had $29,164 thousand and $36,881 thousand in cash, cash equivalents and marketable securities, respectively, and an accumulated deficit of $29,284 thousand and $20,925 thousand, respectively. We had an indebtedness of $626 thousand and $694 thousand as of June 30, 2022 and December 31, 2021, respectively. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024.

On May 18, 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2022. The Shelf Registration Statement contains a sales agreement prospectus supplement covering up to a maximum aggregate offering price of $16.0 million of our common stock that may be issued and sold from time to time by us through or to Cantor Fitzgerald & Co., acting as our agent or principal, in according with the terms of a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. dated as of May 18, 2022 (the “Sales Agreement”).

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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2022	2021

Cash used in operating activities	$(7,498,450)	$(6,026,967)
Cash used in investing activities	(14,897,232)	(50,991)
Cash (used in)/provided by financing activities	(36,611)	41,776,510
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(22,576,168)	$35,700,371

Cash Used in Operating Activities

During the six months ended June 30, 2022, we used $7,498 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $8,358 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $610 thousand related mainly to stock-based compensation, depreciation and amortization, as well as a $249 thousand increase in cash flows resulting from changes in our operating assets and liabilities.

During the six months ended June 30, 2021, we used $6,027 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $6,007 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $646 thousand mainly related to stock-based compensation, warrants and depreciation, as well as a $666 thousand decrease in cash flows resulting from changes in our operating assets and liabilities.

Cash Used in Investing Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities was $52 thousand and $51 thousand, respectively, primarily due to purchases of furniture and computers. As of June 30, 2022, we purchase marketable securities for $14,845 thousand.

Cash Used/Provided by Financing Activities

During the six months ended June 30, 2022, cash used by financing activities was $37 thousand related to the payment of the current portion of a long-term loan.

During the six months ended June 30, 2021, cash provided by financing activities was $41,777 thousand, of which $42,630 thousand related to our IPO proceeds, net of underwriting discounts, offset by IPO offering costs in the amount of $853 thousand.

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

We will need additional funding to meet our operational needs and capital requirements for our preclinical studies and clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, pension obligations and share-based compensation. During the three months ended June 30, 2022, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of significant accounting policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to risk related to changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents consisting primarily of $14,306 thousand and $36,881 thousand, respectively in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured limits. A significant portion of our cash is held in a money market fund invested in U.S. treasuries. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Accounts payable are owed to both domestic and international vendors.

As of June 30, 2022, we had financial debt outstanding of CHF 598 thousand ($626 thousand), guaranteed by the Swiss Federal Authority, at a zero percent interest rate, and we are therefore not exposed to interest rate risk with respect to the cost of servicing and repaying debt.

Foreign Currency Exchange Risk

We have operations in the U.S., Switzerland and Spain. The functional currency of each foreign reporting entity is the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign reporting entities are translated to U.S. dollars. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. The assets and liabilities of our foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign reporting entities will be influenced by their translation into U.S. dollars. Our primary currency translation exposure is related to operation in Switzerland, and a hypothetical 10% strengthening or weakening in the USD-CHF exchange rate would increase or decrease net comprehensive loss for the six months ended June 30, 2022 by approximately $221 thousand.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the six months ended June 30, 2022..

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of June 30, 2022,  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation,  our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in our internal control over financial reporting described below.

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

During fiscal 2021, we initiated a remediation plan to address these material weaknesses, including: (i) implementing a more streamlined process for the preparation and review of financial information; (ii) initiating a process aimed at strengthening, formalizing and documenting accounting processes, policies and internal controls procedures with the assistance of a professional accounting service firm; (iii) engaging of consultants to provide additional US GAAP technical accounting expertise; and (iv) implementing a new enterprise resource planning, or ERP, system to automate certain processes, including a purchase requisition system, expense reporting system, consolidation, budgeting and reporting. We completed the implementation of the ERP system as of March 31, 2022.

As of December 31, 2021, we remediated the material weakness previously identified relating to our lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training. With respect to the material weakness related to the lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes, as of June 30, 2022, our management has determined that it will not be fully remediated until our remediation plan is fully implemented and deemed to be operating effectively.

We intend to continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. The measures we are implementing are subject to continued management review as well as audit committee oversight. We require additional time to demonstrate the effectiveness of the remediation efforts. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the remediation measures discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(d) and 15d 15(d) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the risks described below, together with all of the other information included or incorporated by reference in this Quarterly Report, including our consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and in our other filings with the SEC. The risks described below are material risks currently known, expected or reasonably foreseeable by us. However, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. See “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. If any of these risks actually materialize, our business, prospects, financial condition and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	we have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;

◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;
◾	clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain;
◾	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
◾	our business and operations may be adversely affected by pandemics or epidemics, including the evolving and ongoing COVID-19 global pandemic;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
◾	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
◾	worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

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

The process of developing our product candidates requires significant time, effort and expenses in preclinical, clinical and regulatory development. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical studies and clinical trial activities increase. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future as we (i) increase personnel costs, including stock-based compensation, (ii) continue preclinical development of our lead compounds, (iii) initiate clinical trials for certain product candidates, (iv) continue to discover and develop additional product candidates, and (v) pursue later stages of clinical development of product candidates.

The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of preclinical development and testing and clinical trials of our product candidates; obtaining necessary regulatory approvals from the FDA; establishing manufacturing, sales and marketing arrangements with third parties; successfully commercializing our products; establishing a favorable competitive position; and raising sufficient funds to finance our activities. Many of these factors will depend on circumstances beyond our control. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects and results of operations may be materially adversely affected.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Quarterly Report:

●	our ability to obtain additional funding to develop our product candidates, the extent to which we are able to obtain such funding on favorable terms, and changes to our operations or strategy that may be necessitated due to the need for additional funding;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	our ability to successfully commercialize product candidates for which we obtain regulatory approval, within expected timelines or at all;

●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism, wars, including the recent conflict between Ukraine and Russia and;
●	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We may conduct certain of our clinical trials for our product candidates outside of the U.S. which, among other risks, exposes us to the possibility that the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We expect to complete the preclinical development and submit the regulatory dossier to the Human Research Ethics Committee in Australia to initiate a first-in-human Phase 1 clinical trial in our Parkinson’s disease program and, to initiate the preclinical toxicology studies for our Gaucher program. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the U.S., it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

●	additional foreign regulatory requirements;
●	foreign exchange fluctuations;
●	compliance with foreign manufacturing, customs, shipment and storage requirements;
●	cultural differences in medical practice and clinical research; and
●	diminished protection of intellectual property in some countries.

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

If preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals.

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

The disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors.

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

Additionally, the reported number of people in the indication we aim to treat, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed.

Because the SEE-Tx® platform remains untested and our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. None of our product candidates are currently ready for clinical trials. Our product candidates will require significant additional development, preclinical and IND-enabling studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. Our drug development methods may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds, our product candidates may fail to be safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. Also, third parties we rely on for preclinical development, such as the providers of supercomputer time needed for our SEE-Tx® platform and collaborators that provide us with materials and resources may fail to fulfill their obligations to us in a timely manner or at all and the development of our product candidates could be significantly delayed as a result. In addition, we are still developing proof of concept for our product candidates in animals and positive data from animal models may not be predictive of positive human results and patients may have side effects that were not observed in animals.

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

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. We may face similar setbacks or failures. Different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may also be encountered as a result of many other factors, including changes in regulatory policy during the period of product development.

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

Because we have limited financial and human resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not successfully begun or completed any clinical trials as a company. Until recently, our operations have been limited primarily to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. These operations provide a limited basis to assess our ability to develop and commercialize our product candidates.

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

As part of our business strategy, we may seek Orphan Drug Designation for one or more of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and

Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as a tax credit. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.

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

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these products to find market acceptance would harm our business and require us to seek additional financing, which may not be available.

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we are currently focusing primarily on development of our Parkinson’s and Gaucher disease programs. As a result of this focus, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Risks Related to Our Financial Condition and Capital Requirements; Competition

We will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to  delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	the time and expense for preclinical studies and clinical trials for our product candidates;
●	the time and costs involved in obtaining regulatory approval for our product candidates;
●	costs associated with protecting our intellectual property rights;
●	successful commercialization of our product candidates;
●	development of marketing and sales capabilities;
●	payments received under current and future collaboration agreements, if any; and
●	market acceptance of our products.

We expect to finance our operations through a combination of equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We do not currently have any other committed external sources of funds. To the extent we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams.

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

If we are unable to obtain additional funds on acceptable terms when needed, we may be unable to commence or complete clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to alter our business plan, discontinue product development, forego sales and marketing efforts and forego attractive business opportunities. Our continued operations may be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

Our business and operations may be adversely affected by pandemics or epidemics, including the evolving and ongoing COVID-19 global pandemic.

Our business and operations may be adversely affected by pandemics or epidemics, including the evolving and ongoing COVID-19 global pandemic. Beginning in late 2019 and continuing into 2022, the outbreak of COVID-19 has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including government-imposed prohibitions on non-essential operations at physical locations, gatherings and events and travel. As a result of such restrictions, we implemented a work-from-home policy allowing employees who can work from home to do so, and are now in the process of transitioning back to in-office work for the majority of our employees. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now limited, and online and teleconference technology continues to be used regularly. We continue to monitor health guidance measures and may adjust our plans based upon the status of the COVID-19 pandemic.While many restrictions have been lifted in places where we operate, future similar government orders or other restrictions on the conduct of business operations and travel related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing and planned research and development activities.

Furthermore, the COVID-19 pandemic has caused a broad negative impact globally on capital markets and economies worldwide, which could have a negative impact on us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it has resulted and may continue to result in significant disruption of global financial markets. This disruption, if sustained or recurrent, could have a material adverse effect on our operating results, our ability to raise capital needed to develop and commercialize products and our overall financial condition. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the value of our common stock.

The duration and extent of the impacts of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the pandemic continues to evolve. The magnitude of the negative effects of COVID-19 will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, and our ability to respond with minimal disruptions to the evolving current and any future restrictions and reopenings. The ultimate global impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 pandemic closely.

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

The pharmaceutical research industry is diverse, complex, and rapidly changing, and inherently involves significant and numerous business risks. The effects of competition, intellectual property disputes, market acceptance, and FDA regulations, among other factors described herein, preclude us from forecasting revenues or income with certainty or even confidence.

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

We are significantly dependent upon our license with Minoryx Therapeutics S.L. (the “Minoryx License”), as described in the section “Business- Strategic Collaboration and Licensing Arrangements- Minoryx Therapeutics, S.L.” in our Annual Report. The Minoryx License grants us exclusive, worldwide rights to certain patents and related intellectual property. If we breach the terms of the Minoryx License, for example, by failing to comply with any material terms thereof, Minoryx may have the right to terminate the license. If we were to lose our license under this agreement, including because we are unable to maintain the license on acceptable terms, we would not be able to market our products and technology, which would likely require us to cease our current operations and have an immediate material adverse effect on our business, operating results and financial condition.

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

We expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that our clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs will not relieve us of our regulatory responsibilities.

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

We have no manufacturing facilities and we intend to rely on third-party contract manufacturing organizations (“CMOs”) to manufacture some or all of our product candidates in future clinical trials and our products that reach commercialization. Initiation and completion of our clinical trials and commercialization of our product candidates requires the manufacture of a sufficient supply of our product candidates. If, for any reason, we become unable to rely on these third parties for the manufacture of our product candidates, either for clinical trials or, in the event any of our product candidates are approved, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical and commercial purposes, which we may not be able to do on reasonable terms or at all, or we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations.

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

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected. In addition, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers) as a result of pandemics or epidemics or global geopolitical conflicts, may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. For example, supply chain issues have occurred and may continue to occur as a result of the ongoing COVID-19 pandemic or the war between Ukraine and Russia, and sanctions resulting therefrom,  including as a result of impacts on energy availability and prices and natural materials availability and prices. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of our products or prevent such approval entirely. Any such delays or failures to obtain regulatory approval could cause our prospects to suffer significantly.

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

If any of our existing or future collaborative partners do not satisfy their obligations, or if we are unable to enter into collaboration agreements with partners on favorable terms, we will be unable to develop our partnered product candidates.

We may not have day-to-day control over the activities of our existing and future collaborative partners with respect to any of our partnered product candidates. Any collaborative partner may not fulfill its obligations under our collaboration agreements. If a collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the products covered by that agreement or enter into alternative arrangements with a third party. In addition, we may encounter delays in the commercialization of the product candidate that is the subject of the agreement. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements will be dependent on the efforts of our collaborative partner. We could also become involved in disputes with a collaborative partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborators’ commitment to us and reduce the resources they devote to developing and commercializing our products. Conflicts or disputes with our collaborators, and competition from them, could harm our relationships with our other collaborators, restrict our ability to enter future collaboration agreements and delay the research, development or commercialization of our product candidates. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing these product candidates would be materially and adversely affected. We may not be able to enter into collaboration agreements with partners on terms favorable to us, or at all. Our inability to enter into collaborative arrangements with collaborative partners, or our failure to maintain such arrangements, would limit the number of product candidates that we could develop and ultimately decrease our sources of any future revenues.

We  face risks in connection with existing and future collaborations with respect to the development, manufacture and commercialization of our product candidates.

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

General Risk Factors

We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Prior to our IPO, we were a private company with limited accounting personnel and resources to address our internal controls and procedures. We have identified material weaknesses in our internal control over financial reporting relating to (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for annual reporting purposes. These deficiencies constituted material weaknesses in our internal control over financial reporting in both design and operation. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2021, we initiated a remediation plan, including: i) implementing a more streamlined process for the preparation and review of financial information; (ii) initiating a process aimed at strengthening, formalizing and documenting accounting processes, policies and internal controls procedures with the assistance of a professional accounting service firm; and (iii) engaging of consultants to provide additional US GAAP technical accounting expertise; and (iv) implementing a new enterprise resource planning, or ERP, system to automate certain processes, including a purchase requisition system, expense reporting system, consolidation, budgeting and reporting. We completed the implementation of the ERP system as of March 31, 2022.

As of December 31, 2021, we successfully remediated  the material weakness previously identified relating to our lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training. With respect to the material weakness related to the lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes, management has determined that the material weakness has not been remediated as of June 30, 2022 and will not be remeditated until our remediation plan is fully implemented and deemed to be operating effectively. Although we are working diligently to improve our control environment, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. If we are unable to successfully improve our control environment and our internal control over financial reporting, or if we discover additional material weaknesses or if we otherwise are unable to report our financial statements accurately or in a timely manner, we would be required to continue disclosing such material weaknesses in future filings with the SEC, which could adversely affect our business, investor confidence in our company and the market price of our common stock and could subject us to litigation or regulatory enforcement actions. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market value of our common stock.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in unemployment rates, supply chain disruptions, rising interest rates and record inflation, as well as uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. This competition has been exacerbated during the COVID-19 pandemic, and we have recently experienced increased employee turnover like many other employers in the U.S. during the “great resignation”. Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

To incentivize valuable employees to join and remain at our company, in addition to salary and other employee benefits, we have provided stock option and restricted stock unit awards that vest over time. The value to employees of such awards may be significantly affected by movements in our stock price, and current market conditions and extreme stock price volatility may diminish our ability to incentivize employees through the use of such awards.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-

party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Several states have enacted data privacy laws. For example, California passed the California Privacy Rights Act of 2020, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Connecticut passed the Connecticut Data Privacy Act and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Switzerland’s Data Protection Act impose strict requirements for processing personal data, and violators of these laws face significant penalties. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, or we may be subject to private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland similarly restricts personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

In the ordinary course of our business, we or the third parties upon which we rely may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

Our stock price has been highly volatile since our IPO and and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the impact of the COVID-19 pandemic and other market factors. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in our preclinical studies and any other future clinical development programs, including any delays related to the COVID-19 pandemic or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third-party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;
●	changes in accounting principles;
●	the impact of political instability, natural disasters, events of terrorism and or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities and in particular, biotechnology and pharmaceutical companies. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

Stock market volatility and declines in the price of our common stock also increase the likelihood that we may fail to meet the minimum price requirements for continued listing on the Nasdaq Global Market. If the Nasdaq Global Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences, including:

●	limited availability of market quotations for our securities;
●	a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the foreseeable future and may never achieve profitability. Our net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited. It is uncertain if and to what extent various states will conform to U.S. federal income tax law with respect to the treatment of NOLs. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our amended and restated certificate of incorporation (the “Amended Charter”) and amended and restated bylaws (the “Amended Bylaws”) contain provisions that may make the merger or acquisition of us more difficult without the approval of our board of directors. Among other things, these provisions:

●	allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

●	provide that our bylaws may be amended or repealed only by a majority vote of our board of directors or by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors; and
●	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
10.1	Controlled Equity OfferingSM Sales Agreement, dated May 18, 2022, by and between the Company and Cantor Fitzgerald & Co.	S-3	333-265061	1.2	5/18/2022
10.2	Gain Therapeutics Inc. 2021 Inducement Equity Incentive Plan Restricted Stock Unit Award Agreement.	S-8	333-266142	4.5	7/15/2022
10.3	Gain Therapeutics Inc. 2022 Equity Incentive Plan.	S-8	333-266142	4.6	7/15/2022
10.4	Gain Therapeutics Inc. RSU Award Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.7	7/15/2022

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5	Gain Therapeutics Inc. Stock Option Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.8	7/15/2022

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

*Filed herewith.

† This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing by the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN THERAPEUTICS, INC.
(Registrant)

August 8, 2022	/s/ Eric I Richman
Date	Eric I. Richman
Chief Executive Officer
(Principal Executive Officer)

August 8, 2022	/s/ Salvatore Calabrese
Date	Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)