Form 10-Q
period 2022-09-30
Gain Therapeutics, Inc.
filed 2022-11-10
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, the registrant had 11,883,368 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim,” “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the ongoing impacts of the COVID-19 pandemic (or other pandemics or endemics) and its effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations other service providers, and collaborators with whom we conduct business;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our in-licensed Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”) platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug (“IND”) submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use the SEE-Tx® platform;
●	our ability to identify, recruit and retain key personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	the impact of worsening macroeconomic conditions, including rising global inflation, actions taken by central banks to counter inflation, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices; and
●	other factors and assumptions described in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,879,884	$36,880,673
Marketable securities - current	11,850,614	—
Tax credits	66,467	113,586
Prepaid expenses and other current assets	1,552,358	727,785
Total current assets	$24,349,323	$37,722,044

Non-current assets:
Property and equipment, net	136,717	105,986
Internal-use software	208,328	202,609
Marketable securities - non current	2,916,330	—
Operating lease - right of use assets	670,261	901,042
Restricted cash	28,859	31,279
Long-term deposits	15,801	22,111
Total non-current assets	3,976,296	1,263,027
Total assets	$28,325,619	$38,985,071

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$1,018,809	$560,479
Operating lease liability - current	214,971	219,137
Other current liabilities	2,942,073	1,402,600
Deferred income	55,180	266,504
Loans - current	101,260	103,826
Total current liabilities	4,332,293	2,552,546

Non-current liabilities:
Defined benefit pension plan	377,782	329,458
Operating lease liability - non current	468,760	695,053
Loans - non current	484,023	590,468
Total non current liabilities	1,330,565	1,614,979
Total liabilities	$5,662,858	$4,167,525

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively
Common stock, $0.0001 par value: 50,000,000 shares authorized; 11,883,368 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,189	1,189
Additional paid-in capital	56,800,203	55,832,461
Accumulated other comprehensive loss	(296,900)	(90,645)
Accumulated deficit	(20,925,459)	(7,034,853)
Loss of the period	(12,916,272)	(13,890,606)
Total stockholders’ equity	22,662,761	34,817,546
Total liabilities and stockholders’ equity	$28,325,619	$38,985,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Collaboration revenues	—	15,971	132,640	97,587
Other income	—	11,374	7,468	24,199
Total revenues	$—	$27,345	$140,108	$121,786

Operating expenses:
Research and development	(1,964,784)	(2,476,739)	(6,103,448)	(5,691,756)
General and administrative	(2,786,200)	(2,186,531)	(7,252,506)	(5,047,434)
Total operating expenses	(4,750,984)	(4,663,270)	$(13,355,954)	$(10,739,190)

Loss from operations	$(4,750,984)	$(4,635,925)	$(13,215,846)	$(10,617,404)

Other income (expense):
Interest income, net	153,332	4,918	211,580	12,228
Foreign exchange gain/(loss), net	43,491	(27,412)	102,865	(53,245)
Loss before income tax	$(4,554,161)	$(4,658,419)	$(12,901,401)	$(10,658,421)

Income tax	(4,048)	(5,114)	(14,871)	(12,252)

Net loss	$(4,558,209)	$(4,663,533)	$(12,916,272)	$(10,670,673)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.38)	$(0.39)	$(1.09)	$(1.11)
Weighted average common shares - basic and diluted	11,883,368	11,876,745	11,883,368	9,587,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,558,209)	$(4,663,533)	$(12,916,272)	$(10,670,673)
Unrealized loss on available-for-sale securities	(103,142)	—	(98,038)	—
Defined benefit pension plan	3,569	12,288	11,483	(27,118)
Foreign currency translation	(51,759)	39,752	(119,700)	67,738
Other comprehensive loss	(151,332)	52,040	(206,255)	40,620
Comprehensive loss	$(4,709,541)	$(4,611,493)	$(13,122,527)	$(10,630,053)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Nine Months Ended September 30, 2022	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2021		$—		$—	11,883,368	$1,189	$55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation expense		—		—		—	967,742	—	—	967,742
Defined benefit pension plan		—		—		—	—	11,483	—	11,483
Foreign currency translation		—		—		—	—	(119,700)	—	(119,700)
Net unrealized gain on available for sale securities		—		—		—	—	(98,038)	—	(98,038)
Net loss		—		—		—	—	—	(12,916,272)	(12,916,272)
Balance as of September 30, 2022	—	—	—	—	11,883,368	1,189	56,800,203	(296,900)	(33,841,731)	22,662,761

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended September 30, 2022	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of June 30, 2022		$—		$—	11,883,368	$1,189	$56,444,556	$(145,568)	$(29,283,522)	$27,016,655
Stock-based compensation expense		—		—		—	355,647	—	—	355,647
Defined benefit pension plan		—		—		—	—	3,569	—	3,569
Foreign currency translation		—		—		—	—	(51,759)	—	(51,759)
Net unrealized gain on available for sale securities		—		—		—	—	(103,142)	—	(103,142)
Net loss		—		—		—	—	—	(4,558,209)	(4,558,209)
Balance as of September 30, 2022	—	—	—	—	11,883,368	1,189	56,800,203	(296,900)	(33,841,731)	22,662,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Preferred Stock			Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Nine Months Ended September 30, 2021	Shares		Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2020	1,185,879		$118	2,965,600	$297	3,543,163	$354	$13,388,771	$(152,698)	$(7,034,853)	$6,201,989
Conversion of series A preferred stock into common stock	(1,185,879)		(118)			1,185,879	118				—
Conversion of series B preferred stock into common stock				(2,965,600)	(297)	2,965,600	297				—
Issuance of common stock in IPO, net of issuance costs						4,181,818	419	40,558,103			40,558,522
Issuance of common stock due to warrants cashless exercise						3,283					—
Stock-based compensation expense								553,111			553,111
Issuance of warrants								861,667			861,667
Defined benefit pension plan									(27,118)		(27,118)
Foreign currency translation									67,738		67,738
Net loss										(10,670,673)	(10,670,673)
Balance as of September 30, 2021	—		—	—	—	11,879,743	1,188	55,361,652	(112,078)	(17,705,526)	37,545,236

	Series A Preferred Stock			Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended September 30, 2021	Shares		Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of June 30, 2021		$				$11,876,460	$1,188	$54,593,827	$(164,118)	$(13,041,993)	$41,388,904
Issuance of common stock due to warrants cashless exercise						3,283					—
Stock-based compensation expense								250,825			250,825
Issuance of warrants								517,000			517,000
Defined benefit pension plan									12,288		12,288
Foreign currency translation									39,752		39,752
Net loss										(4,663,533)	(4,663,533)
Balance as of September 30, 2021	—		—	—	—	11,879,743	1,188	55,361,652	(112,078)	(17,705,526)	37,545,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

9

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021

Operating activities:
Net loss	$(12,916,272)	$(10,670,673)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46,058	9,696
Stock based compensation expense	967,742	553,111
Other non cash items	(65,894)	—
Warrants	—	861,667
Internal use software	—	(27,059)

Changes in operating assets and liabilities:
Accounts receivables	—	(16,165)
Prepaid expenses and other currents assets	(385,568)	52,283
Other non-current assets	152,351	(369,959)
Accounts payable and other liabilities	1,533,555	1,254,651
Defined benefit pension plan	88,237	44,935
Deferred income	(207,735)	88,208
Total changes in operating assets and liabilities	1,180,840	1,053,953
Cash used in operating activities	(10,787,526)	(8,219,305)

Cash flows from investing activities:
Purchase of property and equipment	(109,555)	(83,114)
Purchases of marketable securities	(15,804,035)	—
Maturity of marketable securities	1,004,947	—
Cash used in investing activities	(14,908,643)	(83,114)

Cash flow from financing activities:
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriter discounts	—	42,629,998
Payments of deferred offering costs	—	(853,488)
Payments of current portion of long-term debt	(57,192)	-
Cash (used in)/provided by financing activities	$(57,192)	$41,776,510
Effect of exchange rate changes	(249,848)	36,270
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(26,003,209)	$33,510,361
Cash, cash equivalents and restricted cash at beginning of period	36,911,952	7,504,281
Cash, cash equivalents and restricted cash at end of period	$10,908,743	$41,014,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (and together with its wholly-owned subsidiaries, the “Company”), is a biotechnology company developing small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders as well as other diseases that can be targeted through protein degradation, such as oncology. The Company uses its exclusively in-licensed computational target and drug discovery platform Site-Directed Enzyme Enhancement Therapy (SEE-Tx®) to discover novel allosteric binding sites on misfolded proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease.

SEE-Tx® is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the protein’s active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal programs and partnered programs.  Discovering and targeting novel allosteric sites with the Company’s platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier.

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

On May 18, 2022, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of any combination of the Company’s common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings. The Shelf Registration Statement was declared effective by the SEC on June 1, 2022. The Shelf Registration Statement contains a sales agreement prospectus supplement covering up to a maximum aggregate offering price of $16.0 million of common stock that may be issued and sold by the Company from time to time through or to Cantor Fitzgerald & Co., acting as the Company’s agent or principal, in accordance with the terms of a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. dated as of May 18, 2022. As of September 30, 2022, the Company had not sold any shares of common stock or other securities pursuant the Shelf Registration Statement or the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with the completion and success of preclinical studies and clinical testing, dependence on key personnel, protection of proprietary technology, compliance with applicable governmental regulations, development by competitors of new technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

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

The interim financial statements as of September 30, 2022 reflect, for all periods presented, the retroactive application of the reverse stock split that occurred effective March 17, 2021. All amounts in the interim financial statements are expressed in United States dollars (USD/$) and disclosed within these explanatory notes in United States dollars

(USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, the results of its operations and its statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its statements of cash flows for the nine months ended September 30, 2022 and 2021.

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report.

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is the U.S. dollar. The functional currencies of the Company’s foreign operations are the respective local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the Company’s consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations accounts at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of September 30, 2022 and December 31, 2021, accumulated currency translation adjustment recorded in accumulated other comprehensive loss amounted to $45,456 and $165,156, respectively.

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

Marketable Securities

The Company classifies marketable securities as held-to-maturity or available-for-sale at the time these instruments are purchased, based on the requirements of ASC 320.

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

Deferred Issuance Costs

The Company may capitalize certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost, including any accessory and direct costs that are necessary to make the assets fit for use, and adjusted by the corresponding accumulated depreciation. The depreciation rates recorded in the consolidated statements of operations have been calculated by taking into consideration the use, purpose and financial technical duration of the assets, on the basis of their estimated useful economic lives. The Company believes the above criteria to be represented by the following depreciation rates:

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, “Internal Use Software”. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of September 30, 2022 and December 31, 2021, internal-use software costs amount to $208,328 and $202,609, respectively, and refer to the external and internal labor costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended September 30, 2022 and 2021 was $27,198 and nil, respectively

Impairment of Long-lived Assets

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

Accrued Expenses

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with the Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company makes estimates of its accrued expenses as of each balance sheet date based on facts and circumstances known to it at that time at the date of the preparation of its consolidated financial statements. There may be instances in which payments made to the Company’s vendors exceed the level of services provided, and result in a prepayment reported under other current assets, which is subsequently expensed in the consolidated statement of operations when the related activity has been performed. To date, there have been no material differences between the Company’s estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

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

The fair market value for RSUs is based on the closing price of our stock on the grant date. We recognize expenses related to RSUs based on the fair market value, as determined on the grant date, on a straight line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur.

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

Research grants

Under the terms of the research and development grants awarded (such as those awarded by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) and The Silverstein Foundation for Parkinson’s with GBA and from Innosuisse – Swiss Innovation Agency), the Company is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the consolidated statement of operations as a reduction to research and development expenses.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of September 30, 2022 and 2021, common stock equivalents consisted of stock options and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. There were no new material accounting pronouncements issued in the first nine months of 2022 with a material impact on the Company’s interim financial statements.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	September 30,	December 31,
	2022	2021
Cash	1,847,024	3,262,977
Money market	9,032,860	33,617,696
Total cash and cash equivalents	$10,879,884	$36,880,673
Restricted cash	$28,859	$31,279

Restricted cash refers to an amount required under the Company’s new office lease agreement in Lugano and deposited into a restricted bank account as a guarantee for expenses to be incurred in case of damage to the premises upon the termination of the lease.

Details of the cash and cash equivalents balances as of September 30, 2022 and December 31, 2021, broken down by currency in which the funds are denominated, are reported in the following table:

	September 30,	December 31,
	2022	2021
Cash in CHF	367,043	157,310
Cash in EUR	571,507	338,766
Cash in USD	9,948,299	36,322,777

4. Marketable Securities

As of September 30, 2022, the Company reports $14,767 thousand of marketable securities, related to United States Treasury Securities (“USTS”), within current and non-current assets. The USTS purchased have maturity dates going from September 2022 to December 2023, on a monthly basis, in tranches of USD 1,000 thousand each month. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume.

The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains /losses and the estimated fair value as of September 30, 2022:

	September 30, 2022
			Gross	Gross
		Allowance for	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Credit Losses	Gains	Losses	Value
Marketable securities available for sale
Debt Securities - U.S. government treasury securities	$14,864,982	$—	$—	$(98,038)	$14,766,944
Totals	$14,864,982	$—	$—	$(98,038)	$14,766,944

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such historical experience, market data, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

As of September 30, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which will be at maturity. Unrealized losses on available-for-sale debt securities as of September 30, 2022 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, as of September 30, 2022, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	September 30,	December 31,
	2022	2021
Tax credits	$66,467	$113,586

Prepaid and deferred expenses	998,151	498,252
Other receivables	101,916	81,862
Prepaid D&O insurance costs	452,291	147,671
Total prepaid expenses and other current assets	$1,552,358	$727,785

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

Prepaid D&O insurance costs relate to an annual insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one-year insurance period.

6. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
Computer	$67,714	$55,141
Furniture and fixtures	54,187	42,148
Leasehold improvements	29,272	17,327
Laboratory instruments	27,617	19,759
Total property and equipment	$178,790	$134,375
Less: accumulated depreciation	(42,073)	(28,389)
Property and equipment, net	$136,717	$105,986

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the periods ended September 30, 2022 and 2021 was $18,860 and $9,699, respectively.

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

On December 24, 2020, the Company renewed a five-year operating lease term in Cluster II Building with Parc Scientific de Barcelona to lease lab and office space of 1,042 square feet.  In connection with the lease, the Company paid a security deposit of EUR 6,469 classified as deposit in non-current assets.  The Company is required to pay for operating costs, which are billed monthly based on the Company’s share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred. The Company accounted for the renewal as a modification of the original agreement and recorded an additional right-of-use asset and corresponding lease liability based on the incremental borrowing rate determined as of the effective date of the modified lease.

On June 1, 2021, the Company entered into a five-year operating lease agreement to lease office space in Via Soave, n.6 in Lugano, Switzerland. The lease agreement is renewable for an additional five years. The Company is required to pay for operating costs, which are considered variable lease costs and are recognized in the period in which the costs are incurred. In connection with the lease, as guarantee for any damages claimed by the lessor, the Company deposited CHF 28,500 (USD 28,859) into a restricted bank account, which is classified in the financial statements as restricted cash.

On October 1, 2021, the Company entered into a three-year operating lease agreement to lease office space in Bethesda, Maryland. In connection with the lease, the Company paid a security deposit of USD 5,227, classified as deposit in non-current assets, for the performance of all obligations, covenants and conditions and agreements under the lease.

On November 1, 2021, the Company entered into a five-year operating lease agreement in Torre D Building with Parc Scientific de Barcelona for larger office space of 1,417 square feet to accommodate the Company’s continued growth and contemporaneously terminated a lease, entered in October 2020, in Torre I Building for 830 square feet. In connection with the Torre D Building lease, the Company paid a security deposit of EUR 4,325 classified as deposit in non-current assets. The Company is required to pay for operating costs, which are billed monthly based on the Company's share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

On July 10, 2022, the Company entered into a three-year operating lease agreement in Cluster II Building with Parc Scientific de Barcelona for a warehouse space of 245 square feet. In connection with the lease, the Company paid a security deposit of EUR 685 classified as deposit in non-current assets. The Company is required to pay for operating costs, which are billed monthly based on the Company's share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

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

	September 30,	December 31,
	2022	2021
Operating Lease
Operating lease- right of use assets	$670,261	$901,042

Operating lease liability - current	$214,971	$219,137
Operating lease liability - non-current	$468,760	$695,053
Weighted average remaining lease term - years	3.31	4.02
Weighted average discount rate	1.53	1.86

The operating lease expenses were as follows:

	September 30,	September 30,
	2022	2021
Operating lease costs	$170,241	$133,604

The future minimum lease payments for the Company’s operating leases as of September 30, 2022, are as follows:

Fiscal Year	Operating Leases
September 30, 2023	$228,837
September 30, 2024	229,564
September 30, 2025	157,978
September 30, 2026	79,884
September 30, 2027	4,235
Total future minimum lease payments	700,498
Less amount representing interest or imputed interest	16,767
Present value of lease liabilities	$683,731

8. Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of September 30, 2022, and December 31, 2021, accounts payable amounted to $1,018,809 and $560,479, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Payable for social security payments	$254,586	$255,068
Accrued payroll	606,274	465,382
Accrued expenses	2,068,366	681,770
Tax provision	12,847	380
Total other current liabilities	$2,942,073	$1,402,600
Deferred income	55,180	266,504
Total other current liabilities and deferred income	$2,997,253	$1,669,104

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

Deferred income refers to income from the Company’s collaboration agreement (the “Zentalis Collaboration Agreement”) with Zentalis Pharmaceuticals, Inc (“Zentalis”). It will be recognized in the statement of operations in accordance with the costs sustained.

10. Pension Obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of September 30, 2022 and December 31, 2021, can be summarized as follows:

	September 30,	December 31,
	2022	2021
Reconciliation of funded status:
Funded status beginning of year	$(329,458)	$(171,558)
Expense	(135,334)	(144,146)
Employer contribution	45,783	88,819
Translation differences	29,744	(1,437)
Change in accumulated other comprehensive income	11,483	(101,136)
Funded status at end of year	$(377,782)	$(329,458)

Component of net periodic pension costs:
Service cost	$127,652	$132,809
Interest cost	2,538	1,318
Expected return on plan assets	(6,771)	(5,558)
Amortization of (gain)/losses	12,602	16,212
Amortization of prior service cost	(687)	(635)
Total	$135,334	$144,146

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

11. Loans

In March 2020, the Company obtained a CHF 14,600 five-year loan. The loan had zero interest and original maturity on June 30, 2025. The loan was guaranteed through joint and several sureties by the Swiss government. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic. In February 2022, the Company early extinguished the loan. No expenses or charges were incurred for the early extinguishment of the loan.

In August 2020, the Company obtained a CHF 638,000 (USD 700,221 at the historical foreign exchange rate) nine-year loan. The loan has zero interest. The loan is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, and the loan issued under the program do not bear interest and there are no applicable issuance costs. The Company accounts for its loan at face value, which is deemed to approximate the related fair value.

The future payments under the loan are reported in the table below:

		September, 30
	Total	2023	2024	2025	2026	2027	Thereafter
Loan	$585,283	101,260	81,008	81,008	81,008	81,008	159,991

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

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
September 30, 2022:
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	11,850,614	—	—
Debt securities - U.S. government treasury securities, non current	2,916,330	—	—
Total marketable securities available for sale	$14,766,944	—	—

Cash and cash equivalents:
Money market funds	9,032,860	—	—
Total cash and cash equivalents	$9,032,860	—	—

December 31, 2021:
Cash and cash equivalents:
Money market funds	33,617,696	—	—
Total cash and cash equivalents	$33,617,696	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common and Preferred Stock

As of September 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of September 30, 2022 and December 31, 2021, there were 11,883,368 shares of common stock, $0.0001 par value, issued and outstanding.

No shares of preferred stock were outstanding as of September 30, 2022 and December 31, 2021. There were 1,185,879  (1,346,390 before the reverse stock split) shares of Series A Preferred Stock, par value $0.0001 and 2,965,600 (3,366,999 before the reverse stock split) shares of Series B Preferred Stock, par value $0.0001, issued and outstanding as of December 31, 2020. The reverse stock split did not result in any change of the original par value of the Company common and preferred stock.

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

14. Equity Incentive Plans

On September 24, 2020, the Board adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provided for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Company’s Board. The maximum number of shares to be issued under the 2020 Omnibus Plan was 1,153,827, as adjusted after a stock split of 1-for-0.880784 approved by stockholders on March 4, 2021. The 2020 Omnibus Plan has been succeeded by the 2022 Equity Incentive Plan (as described below), and no additional awards will be granted under the 2020 Omnibus Plan although all outstanding awards granted under the 2020 Omnibus Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2020 Omnibus Plan.

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

In addition, beginning on January 1, 2023 and ending on (and including) January 1, 2032, the maximum number of shares of common stock that may be issued under the 2022 Plan will cumulatively be increased by 6% of the number of shares of common stock issued and outstanding on the immediately preceding December 31st, or such lesser number of shares as determined by the Board. No incentive stock options may be granted under the 2022 Plan after May 12, 2032 and the Board may suspend or terminate the 2022 Plan at any time. The Board is responsible for administering the 2022 Plan, including determining the individuals to be granted options and other awards, the number of shares of common stock subject to each award that an individual will receive, the exercise price per share (if any) subject to an award, and the exercise period of each option, subject to the terms of the 2022 Plan. No option will have a term in excess of 10 years. The exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant for non-statutory stock options.

Stock Based Compensation

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

				Weighted Average
		Weighted Average		Remaining	Aggregate
		Grant Date	Weighted Average	Contractual	Intrinsic
	Shares	Fair Value	Exercise Price	Terms (Years)	Value
Options outstanding as of December 31, 2021	960,216	$3.46	$5.13	9.23	—
Options granted	1,003,300	$2.49	$3.80	9.60	—
Options exercised	—	—	—	—	—
Options cancelled/forfeited	(48,322)	$4.16	$5.99	—	—
Options outstanding as of September 30, 2022	1,915,194	$2.93	$4.41	9.10	—

Options Outstanding								Options Exercisable
Weighted Average			Number	Weighted- Average Years	Weighted Average			Number	Weighted Average
Exercise Price			Outstanding	Remaining on Contractual	Grant Date			Exercisable	Exercise Price
				Life	Fair Value
$3.30	-	$4.22	1,493,744	9.14	$1.73	-	$3.03	365,881	$3.30	-	$4.22
$5.86	-	$5.99	239,250	9.17	$4.22	-	$6.75	32,421	$5.86	-	$5.99
$7.80	-	$10.03	182,200	8.75	$5.47	-	$6.18	108,057	$7.80	-	$10.03

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

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on September 30, 2022.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2022	2021
Grant date fair value	$2.49	$4.30
Volatility	80%	80%
Expected term (years)	5.24	4.51
Risk-free interest rate	3.38	0.59
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted for the nine months ended September 30, 2022 and 2021 was $2.49 and $4.30, respectively.

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PRSUs awarded under the 2022 Plan for the nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
RSUs granted	103,050	—	103,050	—
Grant date fair value	$3.48	$—	$3.48	$—

In December 2021, the Compensation Committee of the Board approved 200,000 awards of performance-based restricted stock units (“PRSUs”) to an executive officer of the Company, subject to vesting on the achievement of certain services, business development and clinical development performance criteria. The grant date fair value for this PRSUs award was determined to be nil under ASC 718 based upon a determination that as of the grant date, it was not probable that the performance conditions will be achieved. The Company evaluates the performance targets in the context of its business development plan and product candidates’ development pipeline and recognized compensation expense based on the probable number of PRSUs that will ultimately vest. The maximum potential fair value for the PRSU award, based on achieving the maximum level of performance under the award as of the grant date, was calculated to be $1,139 thousand, using the closing price of the Company’s common stock on the grant date.

RSUs and PRSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs and PRSUs are not considered issued and outstanding. Under the 2022 Plan, each RSU/PRSU represents a contingent right to receive one of our ordinary shares.

Total stock-based compensation expense is recognized for stock options and RSUs granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Research and development	167,929	97,605	431,222	230,623
General and administrative	187,718	153,220	536,520	322,488
Total stock-based compensation	$355,647	$250,825	$967,742	$553,111

As of September 30, 2022, the total unrecognized compensation cost related to non-vested stock options and RSUs granted was USD 4,148 thousand and is expected to be recognized over 4 years.

\

15. Warrants

In July 2020, in connection with the issuance of the Series B Preferred Stock through a private placement, the Company issued equity-classified warrants to designees of the placement agent to purchase an aggregate of 269,360 shares of our common stock at an exercise price of $4.46 per share, valued in the aggregate at USD 413,887 and included in the issuance costs of the Series B Preferred Stock. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years from July 20, 2020.  On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the Company’s stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding warrants were proportionately reduced from 269,360 to 237,249 and the respective exercise prices, were proportionately increased from $4.46 to $5.07 in accordance with the terms of the agreements governing such securities. As of September 30, 2022, 11,862 warrants were exercised resulting in 3,283 shares having been issued following the cashless mechanism as per the respective warrant agreement.

On May 6, 2021, the Company entered into an investment banking services and financial advisory agreement and issued equity-classified warrants to designees of the investment bank to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at USD 1,034 thousand. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants was fully recognized on a straight-line basis over the nine months service period as general and administrative expense. As of September 30, 2022, no warrants were exercised or exchanged.

16. Collaboration Agreement

On April 20, 2021, the Company entered into a multi-target collaboration agreement (the “Zentalis Collaboration Agreement”) with Zentalis to discover new product candidates for the treatment of cancer. Under the terms of the Zentalis Collaboration Agreement, the Company will use its in-licensed SEE-Tx® computational platform technology to identify binding sites on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant to the terms of the Zentalis Collaboration Agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis.

In May 2021, the first target development program under the Zentalis Collaboration Agreement was identified, and the estimated development costs were approved and collected in July 2021. The transaction price of this first target development program includes (i) a fixed, one-time payment of $50 thousand as program initiation fee, (ii) up to an aggregate of $272 thousand as reimbursement for employee and external research and development costs, (iii) a potential payment in the amount of $250 thousand subject to the exercise by Zentalis of a research program option, (iv) up to an aggregate of $41.5 million payable in the form of event-based milestone payments, if certain goals are met in the future, and (v) other royalty-based payments based on future net sales.

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

As of September 30, 2022, the Company recognized $133 thousand of revenues under the Zentalis Collaboration Agreement, and reported current portion of deferred revenues for $55 thousand.

17. Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, warrants, stock options and RSUs are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Options to purchase common stock	1,505,562	662,203	1,221,021	575,910
RSUs	38,839	—	13,088	—
Warrants to purchase common stock	425,387	436,089	425,387	344,550

In addition 200,000 PRSUs, granted in December 2021, contingently issuable upon meeting certain performance conditions are outstanding and will be included in the computation upon not resulting in anti-dilutive impacts and when the related performance conditions will be met.

18. Related Parties

Dr. Khalid Islam, the Chairman of the Company’s Board, shareholder and founder of the Company, is currently the Chairman of the Board of Directors of Minoryx Therapeutics SL (“Minoryx”), and therefore Minoryx is considered a related party of the Company. In December 2017, the Company entered into an exclusive worldwide, royalty-bearing, assignable, transferable license agreement with Minoryx to use and exploit Minoryx’s intellectual property and into an exclusive worldwide, royalty-bearing, assignable, transferable sublicense agreement with Universitat de Barcelona and Institucio Catalana Recerca Estudis Avancats in order to be able to develop its business, directly or indirectly, through sub-licensing to third parties or any other way of operation. According to the terms and conditions of the Minoryx License Agreement,  the Company shall pay to Minoryx as royalties:

●	an amount equal to 8% of (i) net revenues with regard to products that would infringe (a) at least one composition of matter claim or (b) Minoryx molecules and (ii) sublicensing revenues; and
●	an amount equal to 3% of net revenues with regard to products that would infringe at least (a) one method of claim; or (b) Minoryx know-how (as such term is defined in the agreement).

In addition to royalties, the Company shall pay Minoryx certain milestones payments of 1.25% of any consideration received in the event of a sale of the Company or substantially all of the assets, including by merger, change of control, or reorganization.

As of September 30, 2022 and 2021, there were no receivables and payables, revenues or expenses with Minoryx.

19. Commitments

As of September 30, 2022, the Company had research commitments for $1,176 thousands.

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

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, as well as other diseases that can be targeted through protein degradation, such as oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. SEE-Tx® is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the protein’s active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including : the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal programs and partnered programs.  Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier.

We have filed four patent applications for our novel small molecule drug candidates that are Structurally Targeted Allosteric Regulators (“STARs”). In June 2021, we announced the publication of two PCT patents. The first was directed at compounds targeting misfolded enzyme beta-glucocerebrosidase (“GCase”) addressing CNS diseases such as Parkinson’s disease, Gaucher disease, Alzheimer’s disease, and Lewy body dementia. The second was directed at compounds targeting galactosylceramidase (GALC), addressing demyelinating disorders such as Krabbe disease and multiple sclerosis.

We have generated an extensive preclinical data package providing evidence of the mechanism of action and effect of our lead compound GT-02287 for GBA1 Parkinson’s disease, including restoration of GCase function, reduction of toxic lipid substrates and toxic forms of alpha-synuclein, improved survival of dopaminergic neurons, and increase of dopamine levels and improved locomotor function in animal models.  We anticipate completing IND-enabling toxicology studies in the first quarter of 2023 with the goal of filing the dossier required to commence a Phase 1 first-time-in-human (FTIH) study of GT-02287 in mid-2023. The Phase 1 clinical trial will be conducted in Australia and will evaluate administration of both single and multiple ascending dose levels of GT-02287 in healthy volunteers to assess safety, pharmacokinetics, with the goal of identifying an optimal dose level for Phase 2 development.

In addition, we plan to continue to advance research programs and initiate additional programs targeting allosteric binding sites identified with the SEE-Tx® platform in various therapeutic areas, mainly oncology. Through academic partnerships, co-development and licensing arrangements, we intend to develop a broad pipeline of therapeutics, using our novel approach of identifying and targeting previously unknown allosteric sites.

Recent Developments

In response to the current financing environment, we continue to streamline our operational plans to become more capital efficient. We are focusing on progressing our Parkinson’s and Gaucher disease programs and remain opportunistic to partnering opportunities for these lead programs and for drug discovery collaborations with our SEE-Tx® platform. In addition, we expect to continue to develop our program for Krabbe disease and use our SEE-Tx® platform to establish new programs in oncology while seeking non-dilutive funding in order to continue or progress  our other research programs.  Based on these adjustments, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into Q2 2024.

COVID-19 and Macroeconomic Business Update

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

In addition, we continue to monitor the impacts of other global and worsening macroeconomic conditions, such as the war in Ukraine, global geopolitical tension, increasing inflation and interest rates, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices.

Financial Condition

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our in-licensed SEE-Tx® platform. Our operations have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, performing research, conducting preclinical studies and acquiring, developing and securing our in-licensed technology. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales, and as a result, we face risks associated with early-stage biotechnology companies whose product candidates are in development. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect our research and development expenses to remain significant and to increase to support progress in our research and development activities. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

We have financed our operations through a combination of sales of convertible preferred stock, including Series A Preferred Stock and Series B Preferred Stock, and our initial public offering (“IPO”) of our common stock, as well as research grants. Through our Series A and Series B financings, we raised $14 million in aggregate gross proceeds. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.5 million, after deducting the underwriting discounts and commissions and offering expenses. From inception through September 30, 2022, we have raised an aggregate of $60 million of gross proceeds through the issuance of convertible preferred stock and our IPO.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $25,647 thousand. We have incurred recurring losses and negative cash flows from operations since inception and as of September 30, 2022 and December 31, 2021, had an accumulated deficit of $33,842 thousand and $20,925 thousand, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates.

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

The ongoing COVID-19 global pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices. In addition, worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, volatility in the capital markets and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all.

On May 18, 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2022. The Shelf Registration Statement contains a sales agreement prospectus supplement covering up to a maximum aggregate offering price of $16.0 million of our common stock that may be issued and sold from time to time by us through or to Cantor Fitzgerald & Co., acting as our agent or principal, in according with the terms of a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. dated as of May 18, 2022 (the “Sales Agreement”).  As of September 30, 2022, the Company had not sold any shares of common stock or other Securities pursuant the Shelf Registration Statements or the Sales Agreement.

Strategic Transactions; Collaboration and Licensing Arrangements

Collaboration with Zentalis

On April 20, 2021, we entered into a multi-target collaboration agreement (the “Zentalis Collaboration Agreement”) with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the Zentalis Collaboration Agreement, we will use the licensed SEE-Tx® computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant to the terms of the Zentalis Collaboration Agreement, Zentalis agreed to pay us, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimburse expenses incurred by us in accordance with the agreed-upon research budget.

In May 2021, the first target development program was identified under the terms of the Zentalis Collaboration Agreement, and the estimated development cost amounting to $322 thousand were approved and collected in July 2021. As of September 30, 2022 and 2021, we recognized $133 thousand and $98 thousand of revenues, respectively, and as of September 30, 2022 and December 31, 2021 we reported current portion of deferred revenues of $55 thousand and $188 thousand, respectively.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research and preclinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our Barcelona labs and Lugano office space depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Preclinical activities and outside services	1,183,325	1,766,205	$3,699,574	$4,021,460
Personnel expenses	750,243	736,002	2,293,455	1,617,414
Other	64,529	18,393	211,868	206,607
Research grants	(33,313)	(43,861)	(101,449)	(153,725)
Total research and development expenses	1,964,784	2,476,739	$6,103,448	$5,691,756

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

Our primary research and development focus since inception has been the application of our in-licensed SEE-Tx® platform to various indications and targets. We are using our platform to generate a broad pipeline of product candidates.

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss.

Consolidated Results of Operations

The following table summarizes our results of operations for the three months and nine months ended September 30, 2022 and 2021.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues:
Collaboration agreements	—	15,971	(15,971)	132,640	97,587	35,053
Other income	—	11,374	(11,374)	7,468	24,199	(16,731)
Total revenues	$—	$27,345	$(27,345)	$140,108	$121,786	$18,322

Operating expenses:
Research and development	(1,964,784)	(2,476,739)	(511,955)	(6,103,448)	(5,691,756)	411,692
General and administrative	(2,786,200)	(2,186,531)	599,669	(7,252,506)	(5,047,434)	2,205,072
Total operating expenses	(4,750,984)	(4,663,270)	87,714	(13,355,954)	(10,739,190)	2,616,764

Loss from operations	$(4,750,984)	$(4,635,925)	$115,059	$(13,215,846)	$(10,617,404)	$2,598,442

Interest income, net	153,332	4,918	148,414	211,580	12,228	199,352
Foreign exchange gain/(loss), net	43,491	(27,412)	70,903	102,865	(53,245)	156,110
Loss before income tax	$(4,554,161)	$(4,658,419)	$(104,258)	$(12,901,401)	$(10,658,421)	$2,242,980

Income tax	(4,048)	(5,114)	(1,066)	(14,871)	(12,252)	2,619
Net loss	$(4,558,209)	$(4,663,533)	$(105,324)	$(12,916,272)	$(10,670,673)	$2,245,599

Net loss per ordinary share:
Basic and diluted loss per share	(0.38)	(0.39)	(0.01)	(1.09)	(1.11)	(0.02)
Weighted-average ordinary shares used in per share calculations – basic and diluted	11,883,368	11,876,745		11,883,368	9,587,189

Comparison of the Three Months ended September 30, 2022 and 2021

Revenues

For the three months ended September 30, 2022 and 2021 total revenues were nil and $27,345, respectively and consisted mainly of income from the Zentalis Collaboration Agreement. In the same period in 2021, total revenue also included income for $11,374 received from the sublease of our Lugano office space. Collaboration revenues for the three months ended September 30, 2022 and 2021 were nil and $15,971, respectively, and referred to development services costs related to the first target development program identified under Zentalis Collaboration Agreement.

Research and Development Expenses

Research and development expenses decreased by $511,955 to $1,964,784 for the three months ended September 30, 2022 as compared to $2,476,739 for the three months ended September 30, 2021. The decrease in research and development expenses for the three months ended September 30, 2022 was primarily attributable to decrease in outside services as we have streamlined our operational plans to focus on Parkinson’s and Gaucher disease programs while seeking non-dilutive funding in order to continue or progress our other research programs. For the three months ended September 30, 2022, and 2021, research and development expenses are net of a research grant in the amount of $33,313 and $43,861, respectively.

General and Administrative Expenses

General and administrative expenses increased by $599,669 to $2,786,200 for the three months ended September 30, 2022 from $2,186,531 for the three months ended September 30, 2021. The increase in general and administrative expenses for the three months ended September 30, 2022 was primarily attributable to an increase legal fees relating to patents and general corporate matters, directors and officers insurance, professional fees for accounting, professional services and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation expenses.

Comparison of the Nine Months ended September 30, 2022 and 2021

Revenues

For the nine months ended September 30, 2022 and 2021 total revenues were $140,108 and $121,786 respectively, and consist mainly of income from our collaboration agreement and sublease revenue related to the Lugano office space. Collaboration revenues were $132,640 and $97,587 as of September 30, 2022 and 2021, respectively, and refer to development services costs related to the first target development program identified under the Zentalis Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased by $411,692 to $6,103,448 for the nine months ended September 30, 2022 from $5,691,756 for the nine months ended September 30, 2021. The increase in research and development expenses was primarily attributable to increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation offset by a decrease in outside services as we have streamlined our operational plans to focus on our Parkinson’s and Gaucher disease programs while seeking non-dilutive funding in order to continue or progress our other research programs. For the nine months ended September 30, 2022, and 2021, research and development expenses are net of research grants of $101,449 and $153,725, respectively.

General and Administrative Expenses

General and administrative expenses increased by $2,205,072 to $7,252,506 for the nine months ended September 30, 2022 from $5,047,434 for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to increase in corporate governance expenses, legal fees relating to patent and corporate matters, directors and officers insurance, professional fees for accounting, professional services and investor relations as we continue to expand our business and build management infrastructure, and increases in personnel-related costs resulting from an increase in employee headcount and stock-based compensation.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities and research grants. As of September 30, 2022, and December 31, 2021, we had $25,647 thousand and $36,881 thousand in cash, cash equivalents and marketable securities, respectively, and an accumulated deficit of $33,842 thousand and $20,925 thousand, respectively. We had indebtedness of $585 thousand and $694 thousand as of September 30, 2022 and December 31, 2021, respectively. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into Q2 2024.

On May 18, 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 1, 2022. The Shelf Registration Statement contains a sales agreement prospectus supplement covering up to a maximum aggregate offering price of $16.0 million of our common stock that may be issued and sold from time to time by us through or to Cantor Fitzgerald & Co., acting as our agent or principal, in according with the terms of a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. dated as of May 18, 2022 (the “Sales Agreement”). As of September 30, 2022, the Company had not sold any shares of common stock or other securities pursuant the Shelf Registration Statement or the Sales Agreement.

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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of rising interest rates, volatility in the capital markets and related market uncertainty. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2022	2021

Cash used in operating activities	$(10,787,526)	$(8,219,305)
Cash used in investing activities	(14,908,643)	(83,114)
Cash (used in)/provided by financing activities	(57,192)	41,776,510
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(26,003,209)	$33,510,361

Cash Used in Operating Activities

During the nine months ended September 30, 2022, we used $10,788 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $12,916 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $947 thousand related mainly to stock-based compensation, depreciation and amortization, as well as a $1,181 thousand increase in cash flows resulting from changes in our operating assets and liabilities.

During the nine months ended September 30, 2021, we used $8,219 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of $10,671 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $1,397 thousand mainly related to stock-based compensation, warrants and depreciation, as well as a $1,053 thousand increase in cash flows resulting from changes in our operating assets and liabilities.

Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $14,909 thousand primarily due to the purchase of marketable securities for $15,804 thousand and the purchase of computers and equipment for $110 thousand offset by maturity of marketable securities for $1,005 thousand.

During the nine months ended September 30, 2022, we purchased equipment in the aggregate amount of $83 thousand.

Cash Used/Provided by Financing Activities

During the nine months ended September 30, 2022, cash used by financing activities was $57 thousand related to the payment of the current portion of a long-term loan.

During the nine months ended September 30, 2021, cash provided by financing activities was $41,777 thousand, of which $42,630 thousand related to our IPO proceeds, net of underwriting discounts, offset by IPO offering costs in the amount of $853 thousand.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including rising inflation and interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into Q2 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of rising interest rates, volatility in the capital markets and related market uncertainty. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, pension obligations and share-based compensation. During the three months ended September 30, 2022, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of significant accounting policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Not required for smaller reporting companies.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of September 30, 2022,  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in our internal control over financial reporting described below.

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

As of December 31, 2021, we remediated the material weakness previously identified relating to our lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training. With respect to the material weakness related to the lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes, as of September 30, 2022, our management has determined that the material weakness has not been fully remediated and will not be until our remediation plan is fully implemented and deemed to be operating effectively.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	we have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;
◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;

◾	clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain;
◾	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
◾	our business and operations may be adversely affected by pandemics or epidemics, including the evolving and ongoing COVID-19 global pandemic;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
◾	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
◾	global and macroeconomic conditions, including worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Quarterly Report:

●	our ability to obtain additional funding to develop our product candidates, the extent to which we are able to obtain such funding on favorable terms, and changes to our operations or strategy that may be necessitated due to the need for additional funding;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	our ability to successfully commercialize product candidates for which we obtain regulatory approval, within expected timelines or at all;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism and wars, including Russia’s invasion of Ukraine;
●	the impact of other global and macroeconomic conditions, including rising inflation and interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices; and
●	potential product liability claims.

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

If any of our product candidates cause SAEs or undesirable side effects or suffer from quality control issues:

●	regulatory authorities may impose a clinical hold or REMS, which could result in substantial delays, significantly increase the cost of development, and/or adversely impact our ability to continue development of the product;
●	regulatory authorities may require the addition of statements, specific warnings, or contraindications to the product label, or restrict the product’s indication to a smaller potential treatment population;
●	we may be required to change the way the product is administered or conduct additional clinical trials;
●	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
●	we may be required to limit the participants who can receive the product;
●	we may be subject to limitations on how we promote the product;
●	we may, voluntarily or involuntarily, initiate field alerts for product recall, which may result in shortages;
●	sales of the product may decrease significantly;
●	regulatory authorities may require us to take our approved product off the market;
●	we may be subject to litigation or product liability claims, and
●	our reputation may suffer.

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

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into Q2 2024, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	the time and expense for preclinical studies and clinical trials for our product candidates;
●	the time and costs involved in obtaining regulatory approval for our product candidates;
●	the cost increases and other potential impacts of macroeconomic factors, including increasing inflation and interest rates, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	costs associated with protecting our intellectual property rights;
●	successful commercialization of our product candidates;
●	development of marketing and sales capabilities;
●	payments received under current and future collaboration agreements, if any; and
●	market acceptance of our products.

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

We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all, including as a result of actions taken by central banks to counter inflation, volatility in the capital markets and related market uncertainty.  If we do not succeed in raising additional funds on acceptable terms, we may be unable to commence or complete clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities.

Our continued operations may be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

Our business and operations may be adversely affected by pandemics or epidemics, including the evolving and ongoing COVID-19 global pandemic.

Our business and operations may be adversely affected by pandemics or epidemics, including the evolving and ongoing COVID-19 global pandemic. Beginning in late 2019 and continuing into 2022, the outbreak of COVID-19 has resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including government-imposed prohibitions on non-essential operations at physical locations, gatherings and events and travel. As a result of such restrictions, we implemented a work-from-home policy allowing employees who can work from home to do so, and are now in the process of transitioning back to in-office work for the majority of our employees. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now limited, and online and teleconference technology continues to be used regularly. We continue to monitor health guidance measures and may adjust our plans based upon the status of the COVID-19 pandemic. While many restrictions have been lifted in places where we operate, future similar government orders or other restrictions on the conduct of business operations and travel related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing and planned research and development activities.

Furthermore, the COVID-19 pandemic has caused a broad negative impact globally on capital markets and economies worldwide, which could have a negative impact on us economically. While the economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it has resulted and may continue to result in significant disruption of global financial markets. This disruption, if sustained or recurrent, could have a material adverse effect on our operating results, our ability to raise capital needed to develop and commercialize products and our overall financial condition. In addition, a recession or market correction resulting from the spread of COVID-19 or other global and macroeconomic factors could materially affect the value of our common stock.

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

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected. In addition, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers) as a result of pandemics or epidemics, global geopolitical conflicts or broader global supply chain disruptions, may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. For example, supply chain issues have occurred and may continue to occur as a result of the ongoing COVID-19 pandemic and the war between Ukraine and Russia, and sanctions resulting therefrom, including as a result of impacts on energy availability and prices and natural materials availability and prices. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of our products or prevent such approval entirely. Any such delays or failures to obtain regulatory approval could cause our prospects to suffer significantly.

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

As of December 31, 2021, we successfully remediated  the material weakness previously identified relating to our lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training. With respect to the material weakness related to the lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis for reporting purposes, management has determined that the material weakness has not been remediated as of September 30, 2022 and will not be remediated until our remediation plan is fully implemented and deemed to be operating effectively. Although we are working diligently to improve our control environment, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. If we are unable to successfully improve our control environment and our internal control over financial reporting, or if we discover additional material weaknesses or if we otherwise are unable to report our financial statements accurately or in a timely manner, we would be required to continue disclosing such material weaknesses in future filings with the SEC, which could adversely affect our business, investor confidence in our company and the market price of our common stock and could subject us to litigation or regulatory enforcement actions. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market value of our common stock.

Global and macroeconomic conditions, including economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in unemployment rates, supply chain disruptions, rising interest rates, stock volatility and record inflation, as well as uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s invasion of Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. This competition has been exacerbated during the COVID-19 pandemic, and we have recently experienced increased employee turnover like many other employers in the U.S. during the “great resignation”. Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. We may also face increased costs in attracting and retaining personnel as a result of rising global inflation.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed clinical research, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from, among other things, knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and certain health care providers, and their respective business associates and covered subcontractors;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the Patient Protection and Affordable Care Act (“PPACA”), that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and
●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, has been subject to judicial and Congressional challenges.  For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden Administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Moreover, changes to the political landscape in the United States may impact the market sentiment surrounding the pharmaceutical industry.

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

If any of our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, export controls, sanctions, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;
●	business interruptions resulting from geopolitical actions, including war (such as Russia’s invasion of Ukraine) and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires, economic or political instability, sanctions, or public health emergencies, such as the novel COVID-19 coronavirus and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Several states have enacted data privacy laws. For example, California passed the California Privacy Rights Act of 2020, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Connecticut passed the Connecticut Data Privacy Act and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows.  Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries.  In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate.  Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.  Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.  If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.  Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future.  We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Furthermore, we may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security.  If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working from home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide operate our business.

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

Our stock price has been highly volatile since our IPO and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the impact of the COVID-19 pandemic and other market factors. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in our preclinical studies and any other future clinical development programs, including any delays related to the COVID-19 pandemic or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements of changes to our operational focus, including changes to the programs we are actively developing;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third-party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates or recommendations by securities analysts;

●	developments involving corporate collaborators, if any;
●	changes in accounting principles;
●	general economic, industry and market conditions, including the impacts thereon of the COVID-19 pandemic, increasing inflation and measures taken by central banks to combat inflation, exchange rate fluctuations, supply chain disruptions and increasing commodity, energy and fuel prices;
●	the impact of political instability, natural disasters, events of terrorism and or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

We incur and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur previously. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We have incurred substantial losses during our history, do not expect to become profitable in the foreseeable future and may never achieve profitability. Under applicable U.S. federal income tax law, our federal net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforward may be limited. It is uncertain if and to what extent various states will conform to U.S. federal income tax law with respect to the treatment of NOL carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset taxable income may be limited, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
10.1	Transition Agreement, by and between the Company and Eric Richman, dated September 19, 2022.	8-K	001-40237	10.1	9/20/2022
10.2	Consulting Agreement, by and between the Company and Eric Richman, dated September 20, 2022 (included as Exhibit A to the Transition Agreement filed herewith as Exhibit 10.1).	8-K	001-40237	10.2	9/20/2022
10.3	Amended and Restated Employment Agreement, by and between the Company and Matthias Alder, dated September 20, 2022	8-K	001-40237	10.3	9/20/2022

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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

GAIN THERAPEUTICS, INC.
(Registrant)

November 10, 2022	/s/ Matthias Alder
Date	Matthias Alder
Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	/s/ Salvatore Calabrese
Date	Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)