Form 10-K
period 2022-12-31
Gain Therapeutics, Inc.
filed 2023-03-23
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $3.60 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $38.8 million.

As of February 28, 2023, 11,883,368 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (“Proxy Statement”) of Gain Therapeutics, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2023 annual meeting of stockholders to be held within 120 days after the end of the Registrant’s 2022 fiscal year are incorporated by reference into Part III of this Form 10-K.

GAIN THERAPEUTICS, INC.

ANNUAL REPORT FORM 10-K

Unless the context suggests otherwise, references in this Annual Report on Form 10-K, or the Annual Report, to “Gain,” the “Company,” “we,” “us,” and “our” refer to Gain Therapeutics, Inc. and, where appropriate, its wholly owned subsidiaries.

SEE-Tx® is our registered trademark. All other brand names and service marks, trademarks and other trade names appearing in this Annual Report are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the ongoing impacts of the COVID-19 pandemic (or other pandemics or endemics) and its effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations other service providers, and collaborators with whom we conduct business;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our in-licensed Site-Directed Enzyme Enhancement Therapy, or SEE-Tx® platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use the SEE-Tx® platform;
●	our ability to identify, recruit and retain key personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
●	the impact of worsening macroeconomic conditions, including rising global inflation, actions taken by central banks to counter inflation, bank failures, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices; and
●	other factors and assumptions described in this Annual Report.

You should read this Annual Report with the understanding that such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, actual industry results, or other actual results or events to differ materially from historical results, from any plans, intentions, or expectations disclosed in such forward-looking statements or from any future results, performance, achievements or other events expressed, suggested or implied by such forward-looking statements. Therefore, you should not rely on any forward-looking information or statements as predictors of future results or events. Factors that could cause or contribute to such differences in results and events include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Annual Report and in our subsequent filings with the Securities and Exchange Commission. The effect of these factors is difficult to predict. In addition, factors other than these could also adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results or events to differ materially from those contained in any forward-looking statement.

Any forward-looking statements included herein speak only as of the date of this Annual Report, and we undertake no obligation to update any forward-looking information or statements for any reason after the date of this Annual Report to conform these statements to actual results or changes in expectations, except as required by law. All forward-looking statements attributable to us are expressly qualified by the foregoing cautionary statements.

PART I

ITEM 1. BUSINESS

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that SEE-Tx® is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the protein’s active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal programs and partnered programs.  Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier.

Our Lead Product Candidate: GT-02287 for the Treatment of GBA1 Parkinson’s disease

Our lead product candidate, GT-02287, is being developed for the treatment of GBA1 Parkinson’s disease, including restoration of GCase function, reduction of toxic lipid substrates and toxic forms of alpha-synuclein, improved survival of dopaminergic neurons, and increase of dopamine levels and improved locomotor function in animal models.  We have generated an extensive preclinical data package providing evidence of the mechanism of action of GT-02287, and we anticipate completing IND-enabling toxicology studies by the first half of 2023. We plan to commence a first- in-human, Phase 1 dose escalation clinical trial in Australia of GT-02287 by the second half of 2023. The primary objectives of  the Phase 1 clinical trial in Australia will be to evaluate administration of both single and multiple ascending dose levels of GT-02287 in healthy volunteers to assess safety and pharmacokinetics.

Our Research Programs Using SEE-Tx® Platform

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

Our Platform for Computational Target and Drug Discovery

Overview

A majority of disease-causing proteins (up to 90%) cannot be targeted due to the lack of a known binding site. Our exclusively in-licensed SEE-Tx® platform was designed to address this problem. We use the platform to discover novel binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We focus specifically on allosteric binding sites distinct from the protein’s active, or orthosteric, binding site, where a small molecule can attach and trigger an effect that may lead to a therapeutic benefit. We refer to the small molecules we identify that bind to these allosteric sites as structurally targeted allosteric regulators, or STARs, to reflect their mechanism of action and how they are discovered.  The graphic below provided an overview of SEE-Tx®.

Allosteric Binding Site Identification

Using the three-dimensional structure of proteins that have been experimentally derived or generated or predictive protein structures from AI-powered databases such as Alphafold, our SEE-Tx® platform applies various computational methods and proprietary algorithms to identify and map previously uncharacterized clusters of binding hotspots on the protein surface where a small molecule can potentially bind. The number, density, nature and quality of these hotspot clusters determine the druggability of the protein, which refers to whether drug-like small molecules can effectively bind to the particular site on the target protein with an appropriate potency.

Advantages of Targeting Allosteric Binding Sites

 We focus on allosteric binding site, which offer a number of advantages compared to targeting the active binding site of a protein, including the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural ligand that binds to the active binding site, and the ability to identify small molecules with more favorable drug-like properties.  The graphic below provided an overview of the differences and benefits of allosteric binding sites compared to active binding sites.

Identification of Structurally Targeted Allosteric Regulators (“STARs”) – Our Molecular Hypothesis

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

We believe our process for identifying STARs provides several advantages over traditional drug discovery approaches such as random high-throughput screening. In high-throughput screening, very large libraries of randomly selected molecules are tested for their ability to perform a specific function such as binding to a target protein. This approach typically results in a large number of positive hits that must then be laboriously analyzed to identify compounds with relevant properties and effect. A high-throughput screening campaign may take up to two years or more to complete~~,~~ and, on average, only 0.1% of all compounds tested in this manner bind to the targeted protein with the desired effect. In contrast, our approach is significantly less expensive, significantly faster and significantly more effective. We run our SEE-Tx® simulations for target and drug discovery in supercomputer centers where we pay only for time used as and when needed. We can identify a novel allosteric site in one to two weeks, perform virtual screening in three to four weeks, and validate compounds experimentally in two to three weeks. Our average hit rate for validated compounds is 14%, a greater than 100-fold higher success rate compared to traditional high throughput screening methods.  Further, every small molecule hit identified by our platform is experimentally tested based on a two-part molecular hypothesis to confirm that (1) the compound has a positive effect on the relevant biomarkers implicated in the disease and (2) binding to the allosteric binding site identified with the SEE-Tx® platform has the intended effect on protein function.

Allosteric Regulators Cover Several Mechanisms of Action

Another benefit of targeting allosteric sites is that it allows for several different mechanisms of action. In our LSD and Parkinson’s disease programs, we have identified STARs that are designed to bind to a protein with a tendency to misfold, stabilize that protein in its correctly folded state and restore protein function. However, in areas such as oncology, we have identified STARs that are designed to destabilize target proteins by binding to a non-native or mutant form of the protein and  render  it inactive. There are several additional potential mechanisms of action including allosteric targeted protein degradation, as well as traditional allosteric inhibition or activation by inducing a conformational change to inhibit or induce binding by the natural ligand of the active site of the protein.  The graphic below provides an overview of the different mechanism of action available through allosteric binding sites.

Enzyme Misfolding and Disease

Proteins are large biomolecules that have a vast array of functions in different cell types in the body. Enzymes are a type of protein that accelerate and facilitate chemical reactions inside of cells by acting on substrates and converting those substrates into different chemical products. To perform their function in the body, enzymes and other proteins must be folded into the correct three-dimensional shape. Misfolded enzymes may not function properly, which can lead to the toxic accumulation of unprocessed substrate which is the cause of many rare genetic diseases, including LSDs and some neurodegenerative diseases such as certain forms of Parkinson’s disease. Enzyme misfolding may arise from genetic mutations that disrupt the folding pattern as well as from cellular stress due to aging and inflammation. Therapeutic small molecules that facilitate the folding of enzymes into their correct shape can restore function and the proper processing of substrate. As illustrated below, in LSDs, the gene that codes for an enzyme is mutated and results in a misfolded enzyme. The misfolded enzyme cannot traffic through the cell resulting in toxic substrate accumulation in the lysosome. We believe that our STARs will have the ability to bind to the allosteric site of the defective enzyme and restore wild type activity and thus serve as potential therapeutic treatments for diseases. The graphic below provided an overview of the postulated mechanism of action.

Limitations of Current Therapies for the Treatment of LSDs

Current therapeutic approaches to address misfolded enzymes have inherent limitations. In standard chaperone therapy, the drug binds to the active site of the enzyme or other target protein which impairs the protein’s function to some degree by competing with the active substrate, decreasing efficacy and potentially leading to selectivity issues. Other treatments such as enzyme replacement therapy, or ERT, in which new functional enzymes are infused into the patient, are not suitable for treating neurological conditions because currently available ERTs cannot cross the blood-brain barrier. Gene therapy, which aims to replace mutated genes with non-mutated genes that then can express functional enzymes, is not readily accepted for treating neurological conditions because the procedure is invasive in nature and the efficacy of treating neurological conditions remains to be established. In addition, clinical development, manufacturing and commercialization of gene therapies remains challenging in light of safety risks, complex manufacturing processes and high production costs, and difficulties in establishing prices acceptable to payors and health care systems.  Given these limitations on current therapies and novel therapeutics approaches, we believe patients would benefit from mall molecules acting as structurally targeted allosteric regulators that offer a new therapeutic approach both on their own and, potentially, in combination with existing therapies. We believe our therapeutic approach represents a potentially significant change from current approaches by addressing protein misfolding using our efficient and proprietary ability to identify previously undiscovered allosteric sites and compounds that avoid the active sites of enzymes and cross the blood-brain barrier or penetrate other hard-to-treat tissues such as bone and cartilage.

Our Pipeline of STARs

We are leveraging our SEE-Tx® technology platform to develop a pipeline of novel small molecule drug candidates to address complex diseases. The platform is disease agnostic and provides us with the ability to expand our pipeline, quickly, efficiently and at low cost. We are currently focusing on progressing our programs in Parkinson’s and Gaucher disease. We are also continuing to develop our program in Krabbe disease and liver and lung disease, and applying our SEE-Tx® platform to establish new programs in oncology. We are seeking non-dilutive funding in order to progress our other research programs in additional lysosomal storage disorders and metabolic diseases.

Our Product Pipeline

GCase Enzyme-Related Disorders: GBA1 Parkinson’s Disease and Neuronopathic Gaucher Disease

We are investigating the restoration of GCase enzymatic function as a treatment for Parkinson’s Disease, or PD, and neuronopathic Gaucher disease, or nGD, an LSD. GCase is an enzyme encoded by the GBA1 gene and found in lysosomes that is needed to breakdown the large molecule glucocerebroside (a component of the cell membrane) into sugar and fat.

Homozygous mutations of the GBA1 gene lead to the misfolding of GCase and associated GCase dysfunction and degradation, which in turn can lead to accumulation of GCase substrates to toxic levels in the liver, spleen, bone marrow and brain and can result in lysosomal storage and neurodegenerative diseases. Unlike other types of Gaucher disease, none of the existing therapeutics are effective in treating nGD.

GBA1 gene mutations are also found in the most pathogenic form of Parkinson’s disease, or PD, where heterozygous mutations of the GBA1 gene also lead to the misfolding of GCase and reduced GCase activity, which similarly leads to accumulation of toxic levels of lipid substrate as well as alpha-synuclein, a pathological hallmark of Parkinson’s disease. Decreased GCase activity is also observed in idiopathic PD (PD that occurs in patients without GBA1 mutations) and Dementia with Lewy Bodies. Currently, there is no cure for nGD or PD, and there are no treatment options that can halt or delay neuronal cell death, the underlying cause of the disease. Current treatments such as ERT cannot address central nervous system symptoms because they cannot cross the blood-brain barrier.

Overview of GBA1 Parkinson’s Disease

Parkinson’s disease is a disorder of the central nervous system that affects movement, often including tremors. Damage to dopaminergic neurons in the brain causes dopamine levels to drop, leading to the symptoms of Parkinson's disease. Parkinson's disease often starts with a tremor in one hand and other symptoms including slow movement, stiffness and loss of balance, and progresses to a severely debilitating disease that eventually requires full-time home care or a transfer to a skilled nursing facility.

GBA1 Parkinson’s disease is caused by mutations in the GBA1 gene, which are the major genetic risk factor for the development of Parkinson’s disease and related neurodegenerative disorders characterized by the accumulation of alpha-synuclein in cell bodies of neurons. It is widely accepted that GCase deficiency has a biological role as a modifier or facilitator of Parkinson’s disease pathogenesis in the brain. Brain autopsy studies have shown that decreased levels of GCase are also found in patients with idiopathic Parkinson’s disease (without GBA1 mutations). Reduced GCase activity may enhance the risk for Parkinson’s disease by facilitating a pathological hallmark, namely alpha-synuclein accumulation. Alpha-synuclein accumulation and GCase deficiency are thought to act in a debilitating cycle. GCase deficiency can cause the accumulation of glucosylsphingosine substrate, which has been reported to directly affect the accumulation and aggregation of alpha-synuclein. In addition, increased alpha-synuclein levels can lead to less GCase activity, which in turn can lead to more alpha-synuclein accumulation.

Parkinson’s disease is reported to affect about 1 in 780 people worldwide or approximately one million worldwide. Up to 15% of patients with Parkinson’s disease carry GBA1 mutations, making it the major genetic risk factor for the disease and this rate is higher in certain patient populations. At present, there is no effective cure for Parkinson’s disease. Current approved therapies for Parkinson’s disease are limited to symptomatic treatments such as levodopa, dopaminergic receptor agonists and inhibitors of enzymes related to dopamine metabolism such as monoamine oxidase inhibitors and catechol-O-methyltransferase inhibitors. These therapies aim to improve overall dopaminergic function. The benefits of these types of treatments diminish over time as the disease progresses, and these therapies do not impact the non-motor symptoms such as cognitive decline or the progression of the disease. As the disease progresses, the non-motor symptoms, such as dementia and cognitive impairment, can lead to severe morbidity and mortality.

Overview of Gaucher Disease

Gaucher disease is an inherited LSD caused by homozygous mutations of the GBA1 gene that result in the misfolding and subsequent dysfunction of GCase, an enzyme that breaks down fatty chemicals in the body. Gaucher disease is traditionally classified according to one of three types. Type 1 Gaucher disease is traditionally referred to as a non-neuronopathic form of the disease, for which some treatments are available, but evolving science has shown that patients with type 1 Gaucher disease may also manifest neurological symptoms later in life. Current ERT and gene therapy treatments are unable to address the onset of type 1 neurological symptoms because these treatments are unable to cross the blood-brain barrier. Unlike Gaucher disease type 1, Gaucher disease types 2 and 3 have early onset brain degeneration that worsens over time. For this reason, Gaucher disease types 2 and 3 are known as neuronopathic Gaucher disease (nGD). Currently, there is no effective treatment for nGD. In type 2 Gaucher disease, there is neurological impairment that presents before birth through the first months of life, progresses rapidly, and is typically fatal within two years. It is a devastating disorder characterized by neurodegeneration and brainstem dysfunction. Additionally, infants with Gaucher disease may have abnormally large organs, deficiency in growth, seizures and compromised swallow and airway problems. Gaucher disease type 3 (also known as chronic neuronopathic Gaucher disease) has a later and more gradual onset compared with type 2. People with Gaucher disease type 3 may survive into adulthood with a wide variety of signs and symptoms, including seizures, skeletal irregularities, eye movement disorders, cognitive and coordination problems as well as enlarged liver and spleen, respiratory problems and blood disorders.

Gaucher disease is caused by mutations of the GBA1 gene that encodes GCase, an enzyme which catalyzes a key step in breaking down glucosylceramide and glucosylsphingosine. Partial or complete loss of GCase activity can cause the buildup of glucosylceramide and glucosylsphingosine in the lysosomes of macrophages, and the accumulation of these lipid substrates in neuronal cells can result in neurological symptoms.

The prevalence of Gaucher disease type 1 (non-neuronopathic Gaucher disease) is reported as 1:57,000 to 75,000 people worldwide. Type 1 is the most common form in Western countries (around 95%). The prevalence of type 2 and type 3 Gaucher disease, or nGD, is approximately 1:100,000 people worldwide, and these forms are the most common in non-Western countries, especially in Asian countries where they make up more than 50% of the Gaucher disease patient population. At present there are no available treatment options for neuronopathic Gaucher disease, but ERT is still used to address organ enlargement, hematological manifestation and bone disease, as well as to improve the quality of life for these patients. ERT does not cross the blood-brain barrier and is not efficient in treating neurological manifestations, therefore creating a significant unmet medical need in this patient population.

Preclinical Characterization of Lead Compound GT-02287 for the Treatment of GBA1-related Diseases

We have continued to assess the performance of our lead compounds GT-02287 and GT-02329 in the various cell-based and animal models of PD and GD that we have performed with these compounds. As more data have been generated, we determined that both molecules have similar properties and are similarly suitable for the development in GBA1 PD and nGD.  In light of the totality of the data generated with these compounds to date, we have determined to select GT-02287 as the drug candidate for all GBA1-related disease and to maintain GT-02329 as a potential back-

up compound to GT-02287.  This decision resulted in a reduction of projected development costs of our GBA1 program of approximately $8.4 million.

 Activity in Biophysical and Cell-based Assays

Biophysical assay results have demonstrated that GT-02287 binds to the GCase protein and increases its thermal stability. In cell-based functional assays, we observed a dose-dependent increase in GCase activity in normal and GCase mutant cells when treated with GT-02287 as well as a concomitant depletion of the GCase substrate, glucosyl ceremide. Our STAR compound also has shown GCase enzyme enhancement in an extended panel of patient derived cells representative of the most frequent and pathogenic GBA1 mutations related to GBA1 PD and nGD. In addition, we reported that  GT-02287 increased GCase enzyme levels, co-localization of GCase with lysosomes, reduced GlcCer accumulation as well as phosphorylated and aggregated a-synuclein accumulation in cells derived from L444P/RecNcil and L444P/L444P patients.

Toxicology and Safety

GLP  toxicology studies have shown that GT-02287 is well tolerated following single oral administration of 2000 mg/kg and 1000 mg/kg for male and female rats, respectively, and 1000 mg/kg in male and female dogs.

The GLP toxicology study with repeated administrations of GT-02287 in male and female dogs and rats is currently ongoing. No severe toxicity has been encountered up to 1000 mg/kg in dog after 14 day administration, corresponding to a human equivalent dose of 33 g per day (based on 60 kg as a standard human subject body weight). We anticipate completing IND-enabling toxicology studies in the first half of 2023 with the goal of filing the dossier required to commence a first-in-human, Phase 1 clinical trial of GT-02287 in the second half of 2023.

Pharmacokinetics

Studies in mice, rats and dogs have shown that GT-02287 is quickly absorbed following oral administration, reaching the maximal concentration in plasma (Tmax) between 0.5 and 2 hours with a plasmatic half-life (t1/2) of about 2 hours in mice, 3 hours in rats and 5 hours in dogs.

We examined GT-02287 in neuro-PK studies to evaluate its brain penetration properties, and we observed high brain exposure with a brain-to-plasma ratio level greater than one.

In-Vivo Pharmacology in PD Animal Models

In mice administered the GCase inhibitor CBE (conduritol beta epoxide) plus intra-striatal injected alpha-synuclein pre-formed fibrils, or PFF, to simulate the effects of GBA1 Parkinson’s disease. GT-02287 was orally administered once a day, at doses of 30, 60 and 90 mg/kg.  The data generated in this study showed a statistically significant augmentation of GCase activity, reduction of the accumulation of the toxic substrates glucosylsphingosine and glucosylceramide, a reduction of aggregated alpha synuclein, and a reduction of microgliosis, which is an indicator of reduced neuroinflammation. In the same animal model, GT-02287 improved the survival of dopaminergic neurons in the substantia nigra. Notably, these biological effects resulted in a dose-dependent behavioral effect shown by improved neuromotor strength as measured by the “wire-hang” test.

In a rotenone-induced Parkinson’s disease rat model, GT-02287 was administered orally, twice a day for seven days at a dose of 30, 60 and 90 mg/kg bodyweight. In this study, we observed that GT-02287 showed a reduction of total, aggregated and phosphorylated alpha-synuclein as well as a reduction in microgliosis.  In addition GT-02287 improved the survival of dopaminergic neurons along with an increased level of dopamine in the striatum.  Notably, these biological effects resulted in a dose-dependent behavioral effect shown by an improvement of the motor functionality measured by assessing the rearing behavior.

To verify the potential difference of a twice-a-day and once-a-day dose regimen, the rotenone rat model was repeated administering GT-02287 orally once per day for 10 days at the dose range 60 and 90 mg/kg. The study provided a similar read-out for aggregated alpha-synuclein and survival of dopaminergic neurons in the substantia nigra thus suggesting that once-a-day oral administration can provide a similar efficacy to twice-a-day administration. In addition, GT-02287 was shown to reduce tumor necrosis factor alpha (TNF-alpha), a biomarker for neuroinflammation, in the substantia nigra as well as augment GCase activity in the brain as shown by an increase of GCase activity in cerebrospinal fluid (CSF).

Results of the CBE/PFF Mouse Model

GCase Activity (plasma) Glucosylceremide (brain) Glucosylspingosine (brain) Motor (wire hang)

Results of the Rotenone Rat Model

In Vivo Pharmacology in GD Animal Models

In mice administered the GCase inhibitor CBE to model Gaucher’s disease, our product candidate GT-02329 was orally administered once a day at a doses of 60 and 90 mg/kg.  The data generated in this study showed a statistically significant augmentation of GCase activity in plasma and various different brain regions, reduction of the accumulation of the toxic substrates glucosylsphingosine and glucosylceramide and a reduction of Iba-1 levels, a marker of microgliosis, which is an indicator of reduced neuroinflammation. In the same animal model, treatment with GT-02329 caused dose-dependent behavioral effect shown by improved motor strength as measured by the “wire-hang” test.

Results of the CBE Mouse Model

Iba-1 levels in brains of CBE-injected mice treated with GT-02329 Motor Function

Pipeline Programs in Research and Discovery Phases

In addition to our preclinical stage programs for PD and nGD, we are progressing additional programs in the research and discovery phases, including our Krabbe disease program, our liver and lung disease program, and two active programs in oncology. We are also seeking non-dilutive funding in order to continue additional research programs in additional lysosomal storage disorders and metabolic diseases.

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

Preclinical Characterization of GALC Lead Compounds

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

Further characterization of our compounds is ongoing and we expect to select a lead series for further development based on additional data generated in this program.

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

The prevalence of GM1 is approximately 1:100,000 to 200,000 live births worldwide. Currently, there is no effective cure for GM1, and symptomatic treatment options, including substrate reduction therapy, ERT, bone marrow transplantation, stem cell transplantation and gene therapy are limited or still under development. We believe current approaches are unable to address both the neuronal and systemic symptoms because current treatment options cannot cross the blood-brain barrier or reach other hard-to-treat organs, such as bone.

In Vitro Characterization of STARs for the Treatment of GM1 Gangliosidosis

We have identified novel STAR molecules targeting GLB through our SEE-Tx® platform and conducted our initial studies on these compounds. Binding of two of these compounds to the GLB target has been confirmed using a biophysical assay. Preclinical studies indicate that our STARs help mutated GLB escape premature degradation and travel to the lysosome where it can perform its catalytic activity. These preliminary studies were conducted in vitro using cells that carried the GLB1 mutation.  In addition, one compound showed clearance of the toxic GM1 ganglioside accumulation in GM1-affected canine cells.  Based on the data generated to date, we have selected a lead series for further characterization and development.

Serpina related disorder: alpha-1 Antitrypsin (A1AT) Deficiency

We are investigating the stabilization of alpha-1 antitrypsin (A1AT) as a potential treatment for rare lung and/or liver disorder. If A1AT is stabilized, then we believe the molecule would be rendered inactive, thereby preventing the gain of function of the molecule in the lung or liver. We have identified one allosteric site and have selected 146 virtual hits obtained from virtual screening with which we plan to start experimental hit confirmation.

Primary Screening

Hit identification completed with Surface Plasmon Resonance (SPR) at one concentration and in dose-response. Binding was confirmed for 23 of 146 compounds (15.6% hit rate). Hit analoging was completed with 85 analog compounds tested in a SPR dose-response assay. Positive signal was observed for 4 of 85 compounds.

We have now identified a hit chemical series that inhibits polymerization of A1AT protein, and a priority patent application was filed in February 2023.

On  March 21, 2023 we announced that that Eurostars with Innosuisse have awarded a grant in the aggregate amount of €1.2 million to a consortium led by Gain Therapeutics which includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. This grant supports a research project to develop novel small molecule allosteric regulators against Alpha-1 Antitrypsin (AAT) Deficiency, a rare genetic condition that can result in serious lung and liver diseases.

Oncology

Allosteric Regulators in Oncology

Allosteric regulators are molecules able to modify the activity of a protein binding to a site topographically distinct from the site of the protein, called the active site, in which the activity characterizing the protein is carried out and in oncology usually involves the binding of receptors.

Targeting allosteric sites may provide greater specificity and selectivity of activity and  allow for a better efficacy and safety profile. An allosteric site is more specific to an individual protein, potentially leading to safer and more efficacious medicines. The allosteric-targeted therapies also introduce the possibility of fine-tuning a protein’s activity in new ways—one modulator may shift a protein into a conformation that shuts it down entirely, while another might under the right condition potentiate activity, and others may result in activity levels in between. Allosteric drugs open the door to identifying drug targets that are inaccessible to traditional active-site inhibitors. Allosteric drugs also may provide a new foundation for combining oncolytic agents, to achieve important additive and synergistic effects, and to prevent or overcome drug-resistance to traditional orthosteric anti-cancer agent.

Target Selection Strategy

Targets have been selected based on the potential mechanism of action (with an initial focus on allosteric inhibition), unmet medical needs such as immune resistance, metastatic resistance, non satisfactory response to current standard of care, level of innovation and availability of preclinical tools.

Our Oncology Programs

We have two active oncology projects underway in which we are identifying STARs that are designed to destabilize target proteins by binding to allosteric sites on the proteins and rendering them inactive. Thus far we have identified allosteric binding sites and run virtual screens to identify virtual hits which are being characterized further in biochemical and cell-based assays.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition, and a strong emphasis on intellectual property. We believe that our SEE-Tx® platform, our scientific capabilities, know-how and experience provide us with competitive advantages. However, we expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do. We are not aware of any other companies that are taking  the same therapeutic approach to protein folding disorders similar to the ones we are pursuing. However, we are aware of companies developing products for the same target indications. For example, companies targeting GBA-PD using small molecules include Vanqua Bio and Caraway Therapeutics. While both of these approaches are small molecules hypothesized to increase GCase levels, they differ from our approach because our molecules act as non-competitive pharmacological chaperones, specifically focused on stabilizing and restoring function to misfolded GCase. There are also a number of companies targeting GBA-PD through other modalities such as cell/gene therapies and monoclonal antibodies. These companies include, among others: Prevail Therapeutics, which is evaluating a potential gene therapy candidate in a Phase 1/2 clinical trial, Apollo Therapeutics and Voyager Therapeutics.

There are also a number of companies with alpha-synuclein specific approaches ranging from all stages of clinical development but these are distinct from us as they only aim to deplete a specific substrate rather than affecting the root cause of the disease at the start of the disease cascade. For Krabbe disease, companies such as Chiesi, Ranedis, Passage Bio, MediciNova and Polaryx are all developing potential therapies, which we believe are in the preclinical stage. We may also face competition from large pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions with genetic medicine and other therapeutic approaches.

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

Zentalis Pharmaceuticals, Inc.

On April 20, 2021, we entered into a multi-target collaboration agreement, or the Zentalis Agreement, with Zentalis Pharmaceuticals, Inc., or Zentalis, to discover new product candidates for the treatment of cancer. Under the terms of the agreement, we used our licensed SEE-Tx computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as the prospective therapeutic use of our technology for treatment of oncology.

During the course of 2022, Zentalis informed us of its desire to wind down the collaboration.  Based on the results generated during the collaboration, we determined to continue the research activities independently (without support of Zentalis) with respect to the applicable target as one of our own internal programs.

Minoryx Therapeutics, S.L.

We have entered into a license agreement, dated December 20, 2017 (the “Minoryx License Agreement”), with Minoryx Therapeutics, S.L., a company organized under the laws of Spain (“Minoryx”), pursuant to which we obtained exclusive worldwide license rights from Minoryx to use and exploit its intellectual property (“IP”), including its SEE-Tx® discovery platform for the identification of non-competitive pharmacological chaperones and exclusive worldwide sublicense rights to certain IP licensed by Minoryx from the University of Barcelona and the Institució Catalana de Recerca i Estudis Avançats. Under the terms of the Minoryx License Agreement, we have an exclusive, worldwide, royalty-bearing, assignable, transferable license, including the right to license through multiple tiers of sublicense, to Minoryx’s IP to make, have made, use, import, export, offer to sell, have sold, copy, modify, perform, display, create derivative versions of products in the licensed field or otherwise to exploit Minoryx’s IP in the field. Minoryx’s IP includes the SEE-Tx® discovery platform, certain proprietary Minoryx compounds acting as pharmacological chaperones, all patents and pending applications related thereto and Minoryx’s Know-How and Trademark related to the SEE-Tx® platform. We also have an exclusive, worldwide, royalty-bearing, assignable, transferable sublicense, including the right to sublicense through multiple tiers of sublicense, to the IP of Universitat de Barcelona (UB) and Institucio Catalana de Recerca i Estudis Avancats (ICREA) in EP11380102 and know-how and software related thereto, for the purpose of making, having made, using, importing, offering to sell, selling and having sold, copying, modifying, performing, displaying, and creating derivative versions of products in the field. Under the Minoryx License Agreement, products include any product in the field that would infringe the UB/ICREA IP or the Minoryx IP in the absence of the license provided therein. Also, the field encompasses any field of use and commercialization of the UB/ICREA IP or the Minoryx IP. Unless earlier terminated, the Minoryx License Agreement expires upon expiration of the royalty term, which occurs ten years after the first product covered by the licensed IP is commercialized. Khalid Islam, the Chairman of our board of directors and one of our founders, is currently the Chairman of the board of directors of Minoryx.

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

As of February 2023, our patent portfolio consisted of six pending European patent applications and related national stage applications. In regard to our SEE-Tx® Technology, we in-license a European patent under the Minoryx License Agreement, which is owned by UB/ICREA and has claims directed to a method of binding site and binding energy determination by mixed explicit solvent simulations. This patent is expected to expire in 2032.

In regard to our GLB program, we in-license from Minoryx pursuant to the Minoryx License Agreement, a patent family with a pending European patent application with claims directed to composition of matter and eight foreign patent applications pending in such jurisdictions such as Canada, Australia, Japan, Europe, and China. These patents applications, if issued, are expected to expire in 2037, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In regard to our GBA program, we in-licensed from Minoryx pursuant to the Minoryx License Agreement, a patent family with a pending European patent application with claims directed to composition of matter and eight foreign patent applications pending in such jurisdictions such as Canada, Australia, Japan, Europe, and China. These patent applications, if issued, are expected to expire in 2037, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

●Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

●Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.  In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional challenges and healthcare reform measures of the Biden administration will impact the ACA and our business.

Other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted:

●	The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.
●	The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
●	The Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years.
●	In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid healthcare costs. For example, the U.S. government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”), released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the U.S. have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We may also be subject to federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA and requires manufacturers of certain drugs and biologics, among others, to track and disclose payments and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests in the manufacturer held by such physicians and their immediate family members. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or other healthcare providers.

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

Data Privacy and Security

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information, such as clinical trial data and other health data. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and wiretapping laws. Further. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of protected health information.

Many states also have laws governing the privacy and security of health information and other personal information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, places increased privacy and security obligations on entities handling personal information of such California residents or households, requires covered companies to provide certain disclosures to such California residents about its data collection, use and sharing practices, and requires covered companies to provide such California residents with ways to opt-out of certain sales or transfers of personal information. In addition, the CPRA expanded the CCPA’s requirements.

Additionally, European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on companies that are subject to those laws, notably with respect to the processing of health-related data from EEA or UK-based individuals.

Coverage and Reimbursement

Market acceptance and sales of approved products depends in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Even if favorable coverage and reimbursement status is attained for any product candidate, less favorable coverage policies and reimbursement rates may be implemented in the future. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop.

Government Regulation of Drugs Outside of the United States

To market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of our products. To obtain a Marketing Authorization, or MA, for a product in the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), for example an applicant must be established within the EEA. The applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA countries

(decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EEA.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EEA countries. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EEA, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EEA country in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EEA countries who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EEA countries.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EEA country to apply for this authorization to be recognized by the competent authorities in other EEA countries. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EEA countries of the MA of a medicinal product by the competent authorities of other EEA countries. The holder of a national MA may submit an application to the competent authority of an EEA country requesting that this authority recognize the MA delivered by the competent authority of another EEA country.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EEA country in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EEA countries may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EEA country within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EEA, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Upon grant of a MA in the EEA, innovative medicinal products generally benefit from eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

In the EEA, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization.  Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

EU Post-Approval Requirements

Where an MA is granted in relation to a medicinal product in the EEA, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EEA countries. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EEA, the advertising and promotion of medicinal products are subject to both EU and EEA countries’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by regulations in individual EEA countries and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EEA. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EEA.

Orphan designation in the EU

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the U.S. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also benefit from an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

Conduct of clinical trials in the EU

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD, and related national implementing legislation of EU Member States.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU

Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which application for approval was made on the basis of the CTD before January 31, 2022, the CTD will continue to apply on a transitional basis for three years. If authorized, those clinical trials will be governed by the CTD until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the clinical trial has already transitioned to the CTR framework. Since January 31, 2023 all new requests for approval of clinical trials must be based on the CTR.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

The position in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom (UK) left the European Union on January 31, 2020, commonly referred to as Brexit. The UK and the European Union have signed an EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification.

As part of the TCA, the European Union and the UK will recognize Good Manufacturing Practice inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept European Union batch testing and batch release However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the European Union market for commercial use.

As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain an MA to market products in the UK. The MHRA has been updating various aspects of the regulatory regime for medicinal products in the UK. These include: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for marketing authorizations in the UK, Great Britain and Northern Ireland and a rolling review process for marketing authorization applications (rather than a consolidated full dossier submission).

Orphan designation in Great Britain following Brexit is, unlike in the EU, not available pre-marketing authorization. Applications for orphan designation are made at the same time as an application for a marketing authorization. The criteria to be granted an orphan medicinal product designation or essentially identical to those in the EU but based on the prevalence of the condition in Great Britain.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, it is currently unclear to what extent the UK will seek to align its regulations with the EU following entry into application of the Clinical Trials Regulation on January 31, 2022.

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

Employees and Human Capital Resources

As of December 31, 2022, we had twenty-eight full-time employees and three part-time employees. Fourteen employees are based in Barcelona, Spain, eleven employees are based in Lugano, Switzerland, two employees are based in the U.K. and four employees are based in Bethesda, Maryland. Of these thirty-one employees, twenty-two are engaged in research and development activities and nine are engaged in finance, investor relations, business development and general management. Our employees in Spain are subject to a national collective labor agreement, the “Convenio General de la Industria Quimica”. National agreements are negotiated collectively between the national associations of companies within a given industry and the respective national unions. We consider our relationship with our employees to be good and have not experienced any work stoppages. In addition, we maintain consulting arrangements with a number of scientists at various universities and other research institutions in Europe, Switzerland and the United States, including with the four external members of our Scientific Advisory Board. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We maintain our equity incentive plan in order to attract, retain and incentivize our workforce through the granting of stock-based compensation. We also provide cash bonus awards based on Company progress toward key annual goals and employee performance.

Available Information

We maintain an internet website at www.gaintherapeutics.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, specifically the section titled “Investor Relations” as a source of information about us. The information on our website is not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report. Our website address is included in this Annual Report as an inactive technical reference only.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and other information in this Annual Report in evaluating us and our Common Stock. Any of the following risks could materially and adversely affect our results of operations, our financial condition, and the market price of our Common Stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. See “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report. If any of these risks actually materialize, our business, prospects, financial condition and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	we have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;
◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;
◾	clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain;
◾	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;

◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
◾	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
◾	global and macroeconomic conditions, including worldwide economic, political and social instability could adversely affect our revenue, financial condition, or results of operations.

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Annual Report:

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

We expect to complete the preclinical development and submit the regulatory dossier to the Human Research Ethics Committee in Australia to initiate a first-in-human Phase 1 clinical trial in our Parkinson’s disease program. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the U.S., it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

We have concentrated our efforts and research and development activities on our novel small molecules for potential treatment of rare and genetic diseases caused by protein misfolding and SEE-Tx®, our target identification platform. Our future success depends on the successful development of such product candidates, including our ability to successfully complete IND-enabling and GLP-compliant preclinical studies, and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing small molecules of this type that can cross the blood-brain barrier generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their therapeutic development efforts may increase skepticism in the marketplace regarding the potential for potential therapeutics. There are currently no companies with approved drugs for these indications that have the ability to cross the blood-brain barrier.

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

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	the time and expense for preclinical studies and clinical trials for our product candidates;
●	the time and costs involved in obtaining regulatory approval for our product candidates;
●	the cost increases and other potential impacts of macroeconomic factors, including heightened inflation and rising interest rates, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	costs associated with protecting our intellectual property rights;
●	successful commercialization of our product candidates;
●	development of marketing and sales capabilities;
●	payments received under current and future collaboration agreements, if any; and
●	market acceptance of our products.

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

We compete with companies that are pursuing other forms of treatment for the same or similar indications we are pursuing, including established pharmaceutical and biotechnology companies and that have greater financial and other resources. While we are not currently aware of any other companies that are taking the same therapeutic approach to protein folding disorders similar to the ones we are pursuing, we are aware of companies developing products for the same target indications. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors.

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

We may not be able to obtain marketplace acceptance for any of our product candidates as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA, and if they are commercialized before ours they may establish a strong market position before we are able to enter the market. Even if our products are successfully developed and approved for use by all governing regulatory bodies, physicians and patients may not accept our products as a treatment of choice.

The pharmaceutical research industry is diverse, complex, and rapidly changing, and inherently involves significant and numerous business risks. The effects of competition, intellectual property disputes, market acceptance, and FDA regulations, among other factors described herein, preclude us from forecasting revenues or income with certainty or even confidence.

Our business and operations may be adversely affected by health epidemics or pandemics.

Our business and operations may be adversely affected by pandemics or epidemics,  including due to business interruptions caused by travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders, shutdowns requested or mandated by governmental authorities, or staffing shortages while employees quarantine as a result of exposure to or transmission of the virus.

Previously, the COVID-19 pandemic resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. It resulted in travel and other restrictions in order to reduce the spread of the disease, including government-imposed prohibitions on non-essential operations at physical locations, gatherings and events and travel. As a result of such restrictions, we had implemented a work-from-home policy allowing employees who can work from home to do so.  Following the lifting of pandemic-era restrictions, we have transitioned to a hybrid work schedule of in-office work and at-home work consistent with business needs and job requirements. Business travel was previously suspended but is now reduced compared to pre-pandemic levels as online and teleconference technology has been adopted and continues to be used regularly. In addition, COVID-19 restrictions impacted our third-party manufacturers, including one in China, and has previously disrupted, and may in the future disrupt, our ability to obtain manufacturing services.While restrictions have been lifted in places where we operate, future similar government orders or other restrictions on the conduct of business operations and travel related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing and planned research and development activities. Furthermore, the COVID-19 pandemic has caused a broad negative impact globally on capital markets and economies worldwide.

The COVID-19 pandemic continues to evolve, and the extent to which it may impact our business is uncertain and difficult to predict. The magnitude of the negative effects of COVID-19 will depend, in part, on the length and severity of any restrictions imposed, as well as on the emergence, infectiousness and severity of new variants. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business.

Risks Related to Our Intellectual Property

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

We are significantly dependent upon our license with Minoryx Therapeutics S.L. (the “Minoryx License”), as described in the section “Business- Strategic Collaboration and Licensing Arrangements- Minoryx Therapeutics, S.L.” in our Annual Report. The Minoryx License grants us exclusive, worldwide rights to certain patents and related intellectual property. If we breach the terms of the Minoryx License, for example, by failing to comply with any material terms thereof, Minoryx may have the right to terminate the license. If we were to lose our license under this agreement, we would not be able to market certain of our products and technology, which would likely require us to cease our current operations and have an immediate material adverse effect on our business, operating results and financial condition.

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

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected. In addition, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers) as a result of pandemics or epidemics, global geopolitical conflicts or broader global supply chain disruptions, may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. For example, supply chain issues have occurred and may continue to occur as a result of the COVID-19 pandemic, the war between Ukraine and Russia and sanctions resulting therefrom, and global geopolitical tension, including as a result of impacts on energy availability and prices and natural materials availability and prices. We also have a third-party manufacturer in China, which may be impacted by heightened tensions between the United States and China. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of our products or prevent such approval entirely. Any such delays or failures to obtain regulatory approval could cause our prospects to suffer significantly.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules require management to furnish a report on the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and help us to prevent fraud. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant continuous attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.

For example, in our IPO, we previously disclosed material weaknesses relating to the following: (1) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (2) lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, which we remediated as of December 31, 2021 and December 31, 2022, respectively.

While we believe the remediation efforts both addressed the identified material weaknesses and also enhanced our overall financial control environment, if we fail to maintain the adequacy of our internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we would be required to disclose material weaknesses in future filings with the SEC, which could adversely affect our business, investor confidence in our company and the market price of our common stock and could subject us to litigation or regulatory enforcement actions. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the market value of our common stock.

Global and macroeconomic conditions, including economic, political and social instability could adversely affect our revenue, financial condition, or results of operations.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, disruptions in access to bank deposits and lending commitments due to bank failures, declines in economic growth, increases in unemployment rates, supply chain disruptions, rising interest rates, stock volatility and record inflation, as well as uncertainty about economic stability. Such conditions may continue or worsen in the future. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s invasion of Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed clinical research, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	HIPAA, which created new federal criminal statutes that prohibit a person from, among other things, knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by HITECH and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and certain health care providers, and their respective business associates and covered subcontractors;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the Patient Protection and Affordable Care Act (“ACA”), that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; and
●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The risk of us being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA has been subject to judicial and Congressional challenges.  For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken.  Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden Administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Moreover, changes to the political landscape in the United States may impact the market sentiment surrounding the pharmaceutical industry.

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

We are subject to U.S. and certain foreign anti-corruption, anti-money laundering, export and import controls, and sanctions laws and regulations.  Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

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

We cannot ensure that all of our employees, agents, contractors or those of our affiliates, will comply with all applicable laws and regulations. Violations of anti-corruption, anti-money laundering, import and export control, or sanctions laws and regulations could result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, breach of contract and fraud litigation, reputational harm, and other consequences.

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

In the ordinary course of business, we process personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of protected health information. As another example, the CCPA, applies to the personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such California residents to exercise certain rights related to their personal information. The CCPA allows for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law, which could increase the risk of enforcement. Several other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Connecticut passed the Connecticut Data Privacy Act and Utah passed the Utah Consumer Privacy Act, all of which became or will become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years. While some of these laws exempt data processed in the context of clinical trials, these developments may nonetheless further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR, impose strict requirements for processing personal information, and violators of these laws face significant penalties. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater, or we may be subject to private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent. In addition, the Swiss Federal Act on Data Protection, or DPA, also applies to the collection and processing of personal information, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The DPA has been revised, and the revised version and its revised ordinances will enter into force in September 2023.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows.  Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries.  In particular, the European Economic Area (EEA), the United Kingdom (UK) and Switzerland have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.  If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business.  Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future.  We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Furthermore, we publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security.  If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, and proceedings against us by governmental entities or others.

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or data, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we or the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal information (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information).

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working from home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to operate our business.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

Our stock price has been highly volatile since our IPO and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the impact of the COVID-19 pandemic and other market factors. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in our preclinical studies and any other future clinical development programs, including any delays related to the health epidemics or pandemics such as the COVID-19 pandemic or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements of changes to our operational focus, including changes to the programs we are actively developing;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third-party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;

●	changes in accounting principles;
●	general economic, industry and market conditions, increasing inflation and measures taken by central banks to combat inflation, exchange rate fluctuations, supply chain disruptions and increasing commodity, energy and fuel prices;
●	the impact of political instability, natural disasters, events of terrorism and/or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

As a public company, and particularly after we will no longer qualify as an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur previously. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The process to document and evaluate our internal control over financial reporting, is both costly and challenging. In this regard, we need to continue to dedicate internal resources, validate through testing that controls are functioning as designed and maintain a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of us, including actions that our stockholders may deem advantageous, or could negatively affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions our stockholders desire.

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

Our Amended Charter and Amended Bylaws provide for the elimination, to the maximum extent permissible under Delaware law, of the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty. These provisions may discourage us, or our stockholders through derivative litigation, from bringing a lawsuit against any of our current or former directors or officers for any breaches of their fiduciary duties, even if such legal actions, if successful, might benefit us or our stockholders. In addition, our Amended Charter and

Amended Bylaws provide that we will, to the fullest extent permitted by Delaware law, indemnify our directors and officers for costs or damages incurred by them in connection with any threatened, pending, or completed action, suit, or proceeding brought against them by reason of their positions as directors and officers. We also intend to enter into indemnification agreements with each of our directors and executive officers. These indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers.

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

We lease in a multi-tenant building 1,402 square feet that we use for our biology laboratory and 245 square feet that we use for a warehouse space in Cluster II Building in the Parc Cientific de Barcelona, Spain. This lease expires in December 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the Nasdaq Global Market (the "Nasdaq") under the trading symbol "GANX." As of February 28, 2023, there were approximately 64 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

Dividends

We have never declared or paid cash dividends on our share capital, and we do not currently intend to pay any cash dividends on our share capital in the foreseeable future. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements. In addition, our ability to pay cash dividends on our share capital in the future may be limited by the terms of any future debt or preferred securities we issue or any credit facilities we enter into.

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that SEE-Tx® is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the protein’s active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal programs and partnered programs.  Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier.

We have generated an extensive preclinical data package providing evidence of the mechanism of action and effect of our lead product candidate GT-02287 for the treatment of GBA1 Parkinson’s disease, including restoration of GCase function, reduction of toxic lipid substrates and toxic forms of alpha-synuclein, improved survival of dopaminergic neurons, and increase of dopamine levels and improved locomotor function in animal models. We anticipate completing IND-enabling toxicology studies in the first half of 2023 with the goal of filing the dossier required to commence a first-time-in-human, Phase 1 clinical trial of GT-02287 in the second half of 2023. We plan to conduct the Phase 1 clinical trial in Australia and evaluate administration of both single and multiple ascending dose levels of GT-02287 in healthy volunteers to assess safety and pharmacokinetics.

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

In response to the current financing environment, we continue to streamline our operational plans to become more capital efficient. We are focusing on progressing our Parkinson’s and Gaucher disease programs and remain opportunistic to partnering opportunities for these lead programs and for drug discovery collaborations with our exclusively in-licensed computational SEE-Tx® platform. In addition, we expect to continue to develop our program for Krabbe disease and liver and lung disease program, and use our exclusively in-licensed computational SEE-Tx® platform to establish new programs in oncology while seeking non-dilutive funding in order to continue or progress our other research programs.

We continue to monitor the impacts on our operations and access to financing of global and worsening macroeconomic conditions, such as the war in Ukraine, global geopolitical tension, the COVID-19 pandemic, heightened inflation and rising interest rates, exchange rate fluctuations, supply chain disruptions, recent and potential future bank failures and increases in commodity, energy and fuel prices.

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

We have financed our operations through a combination of sales of convertible preferred stock, including Series A Preferred Stock and Series B Preferred Stock, and our initial public offering (“IPO”) of our common stock, as well as research grants. In 2019 and 2020, through our Series A and Series B financings, we raised $14 million in aggregate gross proceeds. On March 17, 2021, we completed our IPO and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.5 million, after deducting the underwriting discounts and commissions and offering expenses. From inception through December 31, 2022, we have raised an aggregate of $60 million of gross proceeds through the issuance of convertible preferred stock and our IPO.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $22.1 million. For the year ended December 31, 2022, we had cash outflows from operations of $14.7 million. We have incurred recurring losses and negative cash flows from operations since inception and as of December 31, 2022 and December 31, 2021, had an accumulated deficit of $38.5 million and $20.9 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

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

The war in Ukraine, global geopolitical tension, and COVID-19 pandemic continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Recently worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, recent and potential future bank failures, volatility in the capital markets and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all.

In May 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings (the “Shelf Registration Statement”). We are currently subject to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), and the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will be limited by the Baby Shelf Rule until such time as our public float exceeds $75.0 million. As of December 31, 2022, the Company has not sold any securities pursuant to the Shelf Registration Statement.

In May 2022, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings. Cantor is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement will be sold pursuant to the Shelf Registration Statement and will count towards the limit of the Baby Shelf Rule. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2022, the Company has not sold any shares of common stock pursuant to the Sales Agreement.

Strategic Transactions; Collaboration and Licensing Arrangement

In connection with our business development activities, we enter into collaborative and licensing arrangement with third parties, to use our licensed SEE-Tx® computational platform technology to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaboration and licenses arrangements that we have entered into.

Collaboration with Zentalis

On April 20, 2021, we entered into a multi-target collaboration agreement, or the Zentalis Agreement, with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the Zentalis Agreement, we have agreed to use our licensed SEE-Tx® computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology.

Zentalis has informed us of its desire to wind down the collaboration.  Based on the results generated during the collaboration, we plan to independently continue the research activities with respect to the applicable target as one of our own internal programs.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval and successfully commercialize them, we will not generate revenues in the future. Our current revenue consists primarily of revenue from our Zentalis collaboration arrangement.

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research and preclinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our Barcelona labs and Lugano office space, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Year Ended
	December 31,
	2022	2021	Change
Pre-clinical activities and outside services	5,192,868	4,849,576	343,292
Personnel expenses	2,969,038	2,223,585	745,453
Other	297,517	275,816	21,701
Research grants	(82,133)	(184,748)	102,615
Total research and development expenses	$8,377,290	$7,164,229	$1,213,061

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonus and other related costs, including share-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses, and other operating costs.

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss, net.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars.

	Year Ended
	December 31,
			Increase
	2022	2021	(Decrease)
Revenues:
Collaborative Agreements	132,640	133,928	(1,288)
Other income	7,468	31,066	(23,598)
Total revenues	$140,108	$164,994	$(24,886)

Operating expenses:
Research and development	(8,377,290)	(7,164,229)	1,213,061
General and administrative	(9,539,863)	(6,826,938)	2,712,925
Total operating expenses	$(17,917,153)	$(13,991,167)	$3,925,986

Loss from operations	$(17,777,045)	$(13,826,173)	$3,950,872

Interest income, net	375,357	12,495	362,862
Foreign exchange loss, net	(96,074)	(72,920)	(23,154)
Loss before income tax	$(17,497,762)	$(13,886,598)	$3,611,164

Income tax	(92,976)	(4,008)	88,968
Net loss	$(17,590,738)	$(13,890,606)	$3,700,132

Net loss per ordinary share:
Basic and diluted loss per share	(1.48)	(1.37)	0.11
Weighted-average common stock used in per share calculations – basic and diluted	11,883,368	10,165,404

Comparison of the Years ended December 31, 2022 and 2021

Revenues

For the years ended December 31, 2022 and 2021, total revenues were $140,108 and $164,994, respectively and consisted mainly of revenues from a collaboration agreement and other income related to subleasing our Lugano office space. Collaboration revenues were $132,640 and $133,928 as of December 31, 2022 and 2021, respectively, and refer to development services related to the first target development program identified under the Zentalis Agreement.

Research and Development Expenses

Research and development expenses increased by $1,213,061 to $8,377,290 for the year ended December 31, 2022, from $7,164,229 for the year ended December 31, 2021. The increase in research and development expenses for the year ended December 31, 2022 was primarily attributable to increases in external collaborations and external expenses, such as pre-IND clinical studies, quality and clinical manufacturing due to advancement of our GBA1 PD research programs into a development stage. The variance is also due to higher personnel-related costs resulting from an increase in employee headcount and stock-based compensation expenses. As of December 31, 2022, and 2021, research and development expenses are net of research grant of $82,133 and $184,748, respectively.

General and Administrative Expenses

General and administrative expenses increased by $2,712,925 to $9,539,863 for the year ended December 31, 2022 from $6,826,938 for the year ended December 31, 2021. The increase in general and administrative expenses for the year ended December 31, 2022 was primarily attributable to increases in expenses for legal fees relating to patent and corporate matters, professional fees for audit services, insurance and information technology as we continue to expand our business and build management infrastructure. The variance is also due to higher personnel-related costs resulting from an increase in employee headcount and stock-based compensation expenses.

Interest income, net

Interest income net increased by $362,862 to $375,357 for the year ended December 31, 2022 from $12,495 for the year ended December 31, 2021. The increase is due to interest income earned on the excess of cash invested in United States Treasury Securities.

Income tax

Income tax increased by $88,968 to $92,976 for the year ended December 31, 2022 from $4,008 for the year ended December 31, 2021. The increase is due to higher taxable profit realized by our Spanish subsidiary as a consequence of the allocation of non deductible tax expenses.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities and research grants. As of December 31, 2022, and 2021, we had $22.1 million and $36.9 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $38.5 million and $20.9 million, respectively. We had indebtedness of $0.60 million and $0.69 million as of December 31, 2022 and 2021, respectively. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024.

In May 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings (the “Shelf Registration Statement”). We are currently subject to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), and the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will be limited by the Baby Shelf Rule until such time as our public float exceeds $75.0 million. As of December 31, 2022, the Company has not sold any securities pursuant to the Shelf Registration Statement.

In May 2022, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings. Cantor is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement will be sold pursuant to the Shelf Registration Statement and will count towards the limit of the Baby Shelf Rule. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2022, the Company has not sold any shares of common stock pursuant to the Sales Agreement.

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of rising interest rates, recent and potential future bank failures, volatility in the capital markets and related market uncertainty. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year Ended
	December 31,
	2022	2021

Cash used in operating activities	$(14,692,139)	$(12,365,670)
Cash used in investing activities	(14,774,813)	(94,212)
Cash (used) / provided by financing activities	(78,774)	41,766,775
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(29,569,523)	$29,407,671

Cash Used in Operating Activities

During the year ended December 31, 2022, we used $14,692 thousand of cash in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities. Cash used in operating activities reflected our net loss of  $17,591 thousand, which was partially offset by adjustments to reconcile net loss to cash used in operating activities of $1,384 thousand related mainly to stock-based compensation, depreciation and amortization, as well as a $1,515 thousand increase in cash flows resulting from changes in our operating assets and liabilities.

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

Cash Used in Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $14,775 thousand, primarily due to the purchase of marketable securities for $17,735 thousand and the purchase of computers and equipment for $119 thousand, offset by $3,079 thousand attributable to maturity of marketable securities.

During the year ended December 31, 2021, cash used in investing activities was $94 thousand primarily due to purchases of furniture, computers and lab instruments.

Cash Used/Provided by Financing Activities

During the year ended December 31, 2022, cash used by financing activities was $79 thousand related to the payment of the current portion of a long-term loan.

During the year ended December 31, 2021, cash provided by financing activities was $41,767 thousand, reflecting $42,630 thousand related to proceeds from the issuance of our common stock through the IPO, net of underwriter discounts and commissions, $12 thousand in proceeds from the exercise of stock options, offset by payment for offering costs of $853 thousand and payment of current portion of long-term debts for $22 thousand.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including heightened inflation and rising interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;

●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the year ended December 31, 2022, there were no material changes to our critical accounting policies. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Pension obligations

We operate defined benefit pension plans and defined contribution pension plans in accordance with local regulations and practices. These plans are funded by regular contributions made by the employer and the employees to a third-party. For defined benefit pension plans, the liability recognized in the balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plans is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in ‘‘Accumulated Other Comprehensive Income (Loss)’’ in the statements of equity and are charged or credited to income over the employees’ expected average remaining working lives. The measurement date used for our employee defined benefit plan is December 31.

Share-based compensation

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Annual Report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gain Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gain Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young AG

We have served as the Company’s auditor since 2020.

Lugano, Switzerland

March 23, 2023

Gain Therapeutics, Inc

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,311,611	$36,880,673
Marketable securities - current	12,826,954	—
Tax credits	103,877	113,586
Prepaid expenses and other current assets	848,854	727,785
Total current assets	$21,091,296	$37,722,044

Non-current assets:
Marketable securities - non current	$1,941,488	$—
Property and equipment, net	144,379	105,986
Internal-use software	213,967	202,609
Operating lease - right of use assets	659,933	901,042
Restricted cash	30,818	31,279
Long-term deposits and other non-current assets	17,506	22,111
Total non-current assets	3,008,091	1,263,027
Total assets	$24,099,387	$38,985,071

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$1,626,100	$560,479
Operating lease liability - current	229,080	219,137
Other current liabilities	2,106,756	1,402,600
Deferred income	55,180	266,504
Loans - current	108,135	103,826
Total current liabilities	$4,125,251	$2,552,546

Non-current liabilities:
Defined benefit pension plan	$157,580	$329,458
Operating lease liability - non-current	441,784	695,053
Loans - non-current	495,258	590,468
Total non-current liabilities	1,094,622	1,614,979
Total liabilities	$5,219,873	$4,167,525

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2022 and 2021	$—	$—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 11,883,368 issued and outstanding as of December 31, 2022 and December 31, 2021	1,189	1,189
Additional paid-in capital	57,358,895	55,832,461
Accumulated other comprehensive income / (loss)	35,627	(90,645)
Accumulated deficit	(20,925,459)	(7,034,853)
Loss of the period	(17,590,738)	(13,890,606)
Total stockholders’ equity	18,879,514	34,817,546
Total liabilities and stockholders’ equity	$24,099,387	$38,985,071

Gain Therapeutics, Inc

Consolidated Statement of Operations

	Year Ended December 31,
	2022	2021
Revenues:
Collaboration revenues	$132,640	$133,928
Other income	7,468	31,066
Total revenues	140,108	164,994

Operating expenses:
Research and development	(8,377,290)	(7,164,229)
General and administrative	(9,539,863)	(6,826,938)
Total operating expenses	(17,917,153)	(13,991,167)

Loss from operations	(17,777,045)	(13,826,173)

Other income (expense):
Interest income, net	375,357	12,495
Foreign exchange loss, net	(96,074)	(72,920)
Loss before income tax	$(17,497,762)	$(13,886,598)

Income tax	(92,976)	(4,008)

Net loss	$(17,590,738)	$(13,890,606)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(1.48)	$(1.37)
Weighted average common stock - basic and diluted	11,883,368	10,165,404

Gain Therapeutics, Inc

Consolidated Statement of Comprehensive Loss

	Year Ended December 31,
	2022	2021
Net loss	$(17,590,738)	$(13,890,606)
Unrealized loss on available-for-sale marketable securities	(94,279)	—
Defined benefit pension plan	227,131	(101,780)
Foreign currency translation	(6,580)	163,833
Other comprehensive gain:	$126,272	$62,053
Comprehensive loss	$(17,464,466)	$(13,828,553)

Gain Therapeutics, Inc

Consolidated Statement of Changes in Stockholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2021		$—		$—	11,883,368	$1,189	$55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation expense		—		—		—	1,526,434	—	—	1,526,434
Defined benefit pension plan		—		—		—	—	227,131	—	227,131
Foreign currency translation		—		—		—	—	(6,580)	—	(6,580)
Net unrealized gain on available for sale securities		—		—		—	—	(94,279)	—	(94,279)
Net loss		—		—		—	—	—	(17,590,738)	(17,590,738)
Balance as of December 31, 2022	—	—	—	—	11,883,368	1,189	57,358,895	35,627	(38,516,197)	18,879,514

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts			Deficit
Balance as of December 31, 2020	1,185,879	$118	2,965,600	$297	3,543,163	$354	$13,388,771	$(152,698)	$(7,034,853)	$6,201,989
Conversion of Series A Preferred Stock into Common Stock	(1,185,879)	(118)		—	1,185,879	118	—	—	—	—
Conversion of Series B Preferred Stock into Common Stock		—	(2,965,600)	(297)	2,965,600	297	—	—	—	—
Issuance of Common Stock in IPO, net of issuance costs		—		—	4,181,818	419	40,558,103	—	—	40,558,522
Issuance of Common Stock due to warrants cashless exercise		—		—	3,283	—	—	—	—	—
Issuance of Common Stock due to stock option exercise		—		—	3,625	1	12,216	—	—	12,217
Stock-based compensation expense		—		—		—	839,371	—	—	839,371
Issuance of warrants		—		—		—	1,034,000	—	—	1,034,000
Defined benefit pension plan		—		—		—	—	(101,780)	—	(101,780)
Foreign currency translation		—		—		—	—	163,833	—	163,833
Net loss		—		—		—	—	—	(13,890,606)	(13,890,606)
Balance as of December 31, 2021	—	—	—	—	11,883,368	1,189	55,832,461	(90,645)	(20,925,459)	34,817,546

Gain Therapeutics, Inc

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2022	2021

Operating activities:
Net loss	$(17,590,738)	$(13,890,606)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,168	15,484
Stock based compensation expense	1,526,434	839,371
Other non cash items	(206,861)	—
Issuance of warrants	—	1,034,000
Internal-use software	—	(34,135)

Changes in operating assets and liabilities:
Account receivables	—	8,264
Prepaid expenses and other currents assets	(114,005)	(534,502)
VAT credits	3,631	(71,618)
Long term deposit and other non current assets	(2,901)	33,979
Accounts payable	1,066,707	(521,394)
Other current liabilities	711,073	665,460
Defined benefit pension plan	58,696	55,326
Deferred income	(208,343)	34,701
Total changes in operating assets and liabilities	1,514,858	(329,784)
Net cash used in operating activities	(14,692,139)	(12,365,670)

Cash flows from investing activities:
Purchase of property and equipment and internal-use of software	(118,953)	(94,212)
Purchases of marketable securities	(17,735,355)	—
Maturities of marketable securities	3,079,495	—
Net cash used in investing activities	(14,774,813)	(94,212)

Cash flow from financing activities:
Proceeds from issuance of common shares upon completion of initial public offering, net of underwriter discounts	—	42,629,998
Payments of deferred offering costs	—	(853,488)
Payments of current portion of long-term debt	(78,774)	(21,951)
Proceeds from stock option exercise	—	12,216
Net cash (used) / provided by financing activities	$(78,774)	$41,766,775
Effect of exchange rate changes	(23,797)	100,778
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(29,569,523)	$29,407,671
Cash, cash equivalents and restricted cash at beginning of period	36,911,952	7,504,281
Cash, cash equivalents and restricted cash at end of period	$7,342,429	$36,911,952

Supplemental Data:
Income taxes paid	2,740	4,469

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

On March 17, 2021, the Company’s registration statement on Form S-1 related to its Initial Public Offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In conjunction with the IPO the Company completed a reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Upon closing of the IPO, the Series A and the Series B Preferred Stock, as resulting from the reverse stock split, were converted to common stock at a ratio of 1-for-1.

The Company is a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology. The Company uses its exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease.

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

Going concern

The Company has incurred recurring losses and negative cash flows from operations since its inception and has primarily funded these losses through proceeds from capital contributions and from its initial public offering. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

The Company’s operations have consisted primarily of organizing the Company, securing financing, developing licensed technology, performing research and conducting preclinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

In accordance with Accounting Standards Update, or “ASU”, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months. Accordingly, the consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Basis of presentation

The consolidated financial statements reflect the accounts of the Gain Therapeutics, Inc., GT Gain Therapeutics SA and its wholly owned branch, Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements as of December 31, 2022, represented by the Consolidated Balance Sheet, the Consolidated Statement of Operations, the Consolidated Statements of Changes in Shareholders’ Equity, the Consolidated Statement of Comprehensive Loss, the Consolidated Statements of Cash Flows and the accompanying Notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The  financial statements as of December 31, 2022 reflect, for all periods presented, the retroactive application of the reverse stock split that occurred on March 17, 2021. All amounts in the consolidated financial statements are expressed in United States Dollars (USD/$) and disclosed within these explanatory notes in United States Dollars (USD/$) or Swiss Franc (CHF), which are the functional currencies of the Company and its operating subsidiary, GT Gain Therapeutics SA, respectively.

The consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2022 and 2021, and the results of its operations, its statements of stockholders’ equity and its statements of cash flows for the years then ended.

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

Initial Public Offering

On March 17, 2021, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 17, 2021 and the Company issued and sold 3,636,364 common shares at a public offering price of $11.00 per share for net proceeds of $34,978 thousand after deducting underwriting discounts and commissions of $2,950 thousand and other offering expenses of $2,071 thousand. Also on March 22, 2021, the Company issued and sold 545,454 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $5,580 thousand after deducting underwriting discounts and commissions of $420 thousand. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts commissions, were $42,630 thousand. After deducting other IPO offering expenses amounting to $2,071 thousand, the net cash proceeds resulting from the IPO were $40,558 thousand, which are reflected in the statement of stockholders’ equity as Issuance of Common Stock in IPO, net of issuance costs. Upon the closing of the IPO, series A convertible preferred stock (the “Series A Preferred Stock”) and series B convertible preferred stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, are collectively referred to as the “Preferred Stock”) were converted into shares of common stock at ratio of 1-for-1.

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

2.    Summary of significant accounting policies

Foreign currency translation

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is USD. The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of December 31, 2022 and 2021, accumulated currency translation adjustment recorded in the accumulated other comprehensive loss amounted to $158,576 and $165,156, respectively.

Use of Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates judgments and, assumptions including those related to recognition of accrued expenses, defined benefit pension liability, share-based compensation, and recognition of research grants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected.

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

Marketable securities are classified as held-to-maturity when the Company has the positive intent and the capacity to hold the marketable securities until the maturity date. Held-to-maturity marketable securities are carried out at amortized cost, with the accretion of discount (or amortization of premiums) included within the calculation of the effective interest method. The effective interest of the period is accounted for in the Company’s statements of operations as financial income (or expense).

Marketable securities are classified as available-for-sale when the Company does not have the positive intent and the capacity to hold the marketable securities until the maturity date. Available-for-sale marketable securities are carried out at fair value with the “unrealized gains/loss” excluded from the computation of the earnings of the period and accounted for in other comprehensive income. The accretion of discounts (or amortization of premiums) are accounted for in the Company’s statements of operations as financial income (or expense).

Marketable securities are classified in the Company’s balance sheet based on their maturities and the Company’s reasonable expectation with regard to those securities. Marketable securities with a maturity date within 12 months from reporting date are classified as “current assets”. Marketable securities with a maturity date over 12 months from reporting date are classified as “non-current assets”.

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

Property and equipment

Property and equipment are stated at cost, including any accessory and direct costs that are necessary to make the assets fit for use, and adjusted by the corresponding accumulated depreciation. The depreciation expenses are recorded using the straight-line method in the consolidated financial statements of operations and have been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, on the basis of their estimated useful economic lives. The Company believes the above criteria to be represented by the following depreciation rates:

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of December 31, 2022 and 2021, internal-use software amount to $213,967 and $202,609, respectively, and refer to the external and internal labor costs incurred in the development of the Company’s enterprise resource planning system. The additions of capitalized software for the current year amount to $46,382.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the years ended December 31, 2022 and 2021 was $37,536 and nil, respectively.

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

Accrued expenses

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with the Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company makes estimates of its accrued expenses as of each balance sheet date based on facts and circumstances known at the time of the preparation of its consolidated financial statements. There may be instances in which payments made to the Company’s vendors exceed the level of services provided, and result in a prepayment reported under other current assets, which is subsequently expensed in the consolidated statement of operations when the related activity has been performed. To date, there have been no material differences between the Company’s estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

Pension obligations

The Company operates defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For the defined benefit pension plan, the liability recognized in the consolidated balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the consolidated statements of equity under accumulated other comprehensive income (loss), and are charged or credited to income over the employees’ expected average remaining working lives. The measurement date used for the Company’s employees defined benefit plan is December 31.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Given the absence of an active public market for the Company’s common stock prior to March 18, 2021, which was the first day the Company’s common stock began trading on the Nasdaq Global Market (“Nasdaq”), the Company determined the volatility and the expected term for awards granted based on an analysis of reported data for a peer group of similar biopharmaceutical companies that issued options with substantially similar terms. After the IPO, the Company continues to determine its volatility in the same manner, and it expects not to change its methodology until such time as the Company has reliable historical data regarding the volatility of the Company’s traded stock price and expected term of exercise patterns. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations, the Company applies the five-step model of ASC606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) it satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Research grants

Under the terms of the research and development grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the consolidated statement of operations as a reduction to research and development expenses.

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

Comprehensive income/(loss)

Comprehensive income/(loss) is composed of net income/(loss) and certain changes in stockholder’s equity that are excluded from the net income/(loss), primarily foreign currency translation adjustments, defined benefit obligation adjustments and unrealized income/(loss) on available for sale securities.

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of December 31, 2022, common stock equivalents consisted of stock options, RSUs, PRSUs and warrants, while as of  December 31, 2021, common stock equivalents consisted of stock options and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. There were no new material accounting pronouncements issued in fiscal year 2022 with a material impact on the Company’s consolidated financial statements.

3.    Research Grants

During the course of its business, the Company applies for research grants  with public or private organization to funds is research projects. Under the terms of these grants , the Company is entitled to receive reimbursement of its allowable direct research expenses.

In July 2019, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that, in a consortium with the Institute for Research in Biomedicine, Bellinzone (Switzerland) and Neuro-Sys SAS in Gardanne (France), it obtained a three-years research grant to support the development of the drugs portfolio for the treatment of Gaucher Disease, GM1 Gangliosidosis, Mucopolysaccharidosis type 1 and Krabbe.The grant was approved by the Eurostars-2 joint programme, with co-funding from the European Union Horizon 2020 research and Innosuisse – Swiss Innovation Agency. As of December 31, 2022 and 2021, the Company recorded as reductions to research and development expenses USD 82,133 and USD 184,748, respectively and receivables of USD 87,430 and USD 81,862, respectively.

4.     Cash, cash equivalents and restricted cash

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash. These investments relate to money market securities with maturities of three months or less when acquired. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy (see Note 13). Given their short-term maturities and the underlying being represented by cash equivalents, their face value amount approximate the related fair market value.

The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash, cash equivalents and restricted cash are broken down as follows:

	December 31,	December 31,
	2022	2021
Cash	2,910,446	3,262,977
Money Market	4,401,165	33,617,696
Total cash and cash equivalents	$7,311,611	$36,880,673
Restricted cash	$30,818	$31,279

Restricted cash refers to an amount required under our Lugano new office lease agreement and deposited into a restricted bank account as a guarantee for expenses to be incurred in case of damage to the premises noted at the termination of the lease.

Details of the cash and cash equivalents balances as of December 31, 2022 and 2021, broken down by currency in which the funds are denominated, are reported in the following table:

	December 31,	December 31,
	2022	2021
Cash in CHF	363,948	157,310
Cash in EUR	781,363	338,766
Cash in GBP	79,844	-
Cash in USD	5,985,858	36,322,777

5. Marketable Securities

As of December 31, 2022 the Company reports $ 14,768 thousand of marketable securities, related to United States Treasury Securities (“USTS”), within current and non-current assets. The USTS purchased have maturity dates going from January 2023 to February 2024, on a monthly basis, in tranches of USD 1,000 thousand each month. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume.

The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains / (losses) and the estimated fair value as of December 31, 2022:

	December 31, 2022
			Gross	Gross
		Allowance for	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Credit Losses	Gains	Losses	Value
Marketable securities available for sale
Debt Securities - U.S. government treasury securities, current	12,919,792	—	—	(92,838)	12,826,954
Debt Securities - U.S. government treasury securities, non current	1,942,929	—	—	(1,441)	1,941,488
Totals	$14,862,721	$—	$—	$(94,279)	$14,768,442

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such historical experience, market data, the financial condition and near term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

As of December 31, 2022 the Company did not intend to sell any of the debt securities included in the table above, and it is not “more likely than not” that the Company will be required to sell any of these securities before the recovery of the unrealized losses, which will be at maturity. Unrealized losses on available-for-sale debt securities as of December 31, 2022 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, as of December 31, 2022, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2022	2021
Tax Credits	103,877	113,586

Prepaid and deferred expenses	552,882	498,252
Other receivable	87,430	81,862
Prepaid D&O Insurance	208,542	147,671
Total Prepaid expenses and other current assets	$848,854	$727,785

Tax credit consist of a value added tax credit (“VAT”). It is an indirect tax receivables from Switzerland and Spain tax authorities on purchases of goods and services executed in those countries.

Prepaid expenses refers to pre-payments made to the Company’s vendors for future services. Deferred expenses mainly refer to research agreements entered into with third parties for research projects that will be recognized as expenses throughout the research period.

Other receivables refers to the Eurostars-2 grant, with co-funding from the European Union Horizon 2020 and Innosuisse – Swiss Innovation Agency, that contractually will be collected in March 2023.

Prepaid D&O insurance costs relate to an annual insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one-year insurance period.

7.    Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2022	2021
Computer	$71,774	$55,141
Furniture and fixtures	57,603	42,148
Leasehold improvements	31,437	17,327
Laboratory instruments	36,894	19,759
Total property and equipment	$197,708	$134,375
Less: accumulated depreciation	(53,329)	(28,389)
Property and equipment, net	$144,379	$105,986

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the years ended December 31, 2022 and 2021 was $26,632 and $15,484, respectively.

8.    Operating lease; Right of use (“ROU”) assets

The Company’s leased assets include offices in Bethesda, Maryland, Lugano, Switzerland and Barcelona, Spain and a lab in Barcelona, Spain. Its current lease portfolio consists of leases with remaining terms ranging from three to five years. Renewal options are excluded from the calculation of lease liabilities since the Company is not reasonably certain that we will exercise the renewal option. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

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

On June 1, 2021, the Company entered into a five-year operating lease agreement to lease office space in Via Soave, n.6 in Lugano, Switzerland. The lease agreement is renewable for additional five years. The Company is required to pay for operating costs, which are considered variable lease costs and are recognized in the period in which the costs are incurred. In connection with the lease, as guarantee for any damages claimed by the lessor, the Company deposited CHF 28,500 into a restricted bank account, which is classified in the financial statements as restricted cash.

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

On July 10, 2022, the Company entered into a  new three-year operating lease agreement in Cluster II Building with Parc Scientific de Barcelona for a warehouse space of 245 square feet. In connection with the lease, the Company paid a security deposit of EUR 685 classified as deposit in non-current assets. The Company is required to pay for operating costs, which are billed monthly based on the Company's share of the total rentable square footage. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

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

	December 31,	December 31,
	2022	2021

Operating lease- right of use assets	$659,933	$901,042

Operating lease liability - current	$229,080	$219,137
Operating lease liability - non current	$441,784	$695,053
Weighted average remaining lease term - years	3.05	4.00
Weighted average discount rate	1.53	1.86

The amounts related to lease costs included in the consolidated statements of operations were as follows:

	December 31,	December 31,
	2022	2021
Operating lease costs	$228,739	$191,329

The future minimum lease payments for the Company’s operating leases as of December 31, 2022, are as follows:

Fiscal Year	Operating Leases
2023	$242,837
2024	224,325
2025	164,775
2026	54,251
Total future minimum lease payments	686,188
Less amount representing interest or imputed interest	15,324
Present value of lease liabilities	$670,864

9.    Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of December 31, 2022 and December 31, 2021, accounts payable amounted to $1,626,100 and $560,479, respectively. All accounts payable are due in less than 12 months.

10.    Other current liabilities and deferred income

Other current liabilities and deferred income consist of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Payable for social security	$256,798	$255,068
Accrued payroll	660,556	465,382
Accrued expenses	1,082,091	681,770
Tax provision	107,311	380
Total Other Current Liabilities	$2,106,756	$1,402,600
Deferred income	55,180	266,504
Total Other Current Liabilities and Deferred Income	$2,161,936	$1,669,104

Payables for social security refer to amounts due to social security and employees withholding tax.

Accrued payroll refers to accruals for year-end bonuses, accrued vacations and extra-hours including social security charges, to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Tax provision refers to a tax payable due to the Spanish Tax Authorities related to taxable income generated in Spain. Increase versus prior year is attributable to the allocation of stock based compensation expenses on stock options granted to our Spanish employees whose costs, for tax purposes, will be deductible at the time of the exercise.

Deferred income refers to income from the Company’s collaboration agreement with Zentalis Pharmaceuticals, Inc. It will be recognized in the statement of operations in accordance with the costs sustained.

11.    Pension obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of December 31, 2022 and 2021 can be summarized as follows:

	December 31,	December 31,
	2022	2021
End of year funded status:
Fair value of plan assets	$675,127	$943,025
(Projected benefit obligation)	(832,707)	(1,272,483)
Funded status	$(157,580)	$(329,458)

Accumulated benefit obligation	785,478	1,233,053

Reconciliation of funded status:
Funded status beginning of year	$(329,458)	$(171,558)
Expense	(179,924)	(144,146)
Employer contribution	123,193	88,819
Translation differences	1,478	(1,437)
Change in AOCI over the year	227,131	(101,136)
Funded status at end of year	$(157,580)	$(329,458)

Component of net periodic pension costs:
Service cost	$169,709	$132,809
Interest cost	3,376	1,318
Expected return on plan assets	(9,000)	(5,558)
Amortization of (gain)/losses	16,753	16,212
Amortization of prior service cost	(914)	(635)
Total	$179,924	$144,146

Service cost is reported in general and administrative expenses. All other components of net period costs are reported in interest income, net in the consolidated statement of operations

Reconciliation of projected benefit obligation:
Projected benefit obligation at January 1	$1,272,483	$648,846
Services cost	169,709	132,809
Employee contribution	83,731	49,143
Interest Cost	3,376	1,318
Benefit payments	(413,780)	315,300
(Gain) / loss on financial assumptions	(242,607)	(27,799)
(Gain) / loss on demographic assumptions	—	(43,123)
(Gain) / loss on experience	(715)	192,547
Translation differences	(25,130)	11,502
Plan Amendment	(14,360)	(8,060)
	$832,707	$1,272,483

	December 31,	December 31,
	2022	2021
Reconciliation of fair value of plan assets:
Fair value at January 1	$943,025	$477,288
Expected return on plan assets	9,000	5,558
Gain/(loss) on plan assets	(46,390)	(3,148)
Employer contributions	123,193	88,819
Employee contributions	83,731	49,143
Benefit payments	(413,780)	315,300
Translation differences	(23,652)	10,065
Fair value at December 31	$675,127	$943,025

	December 31,	December 31,
	2022	2021
Change in net (gain)/loss:
(Gain)/loss at beginning of year	$263,226	$154,665
(Gain)/loss on PBO during the year	(243,322)	121,625
(Gain)/loss on assets during the year	46,390	3,148
Amortization of gain/(loss)	(16,753)	(16,212)
(Gain)/loss at end of year	$49,541	$263,226

	December 31,	December 31,
	2022	2021
Change in accumulated other comprehensive income (AOCI):
AOCI at beginning of year	$255,801	$154,665
Net gain/(loss) amortized	(16,753)	(16,212)
(Gain)/loss on PBO during the year	(243,322)	121,625
(Gain)/loss on assets during the year	46,390	3,148
Prior Service Cost/(credit) occurring over the year	(14,360)	(8,060)
Net prior service (cost)/credit amortized	914	635
Total AOCI at end of year	$28,670	$255,801

The assumptions used in the determination of the benefit obligation and the plan assets for the pension plans and the pension obligation were as follows:

	December 31,	December 31,
	2022	2021
Financial Assumptions (%pa):
Discount rate	2.30%	0.30%
Interest credit rate / ERoA	1.50%	1.00%
Salary increases	2.50%	1.00%
Pension increases	0.00%	0.00%
Inflation	1.50%	1.00%
Demographic Assumptions:
Lump-sum option	25%	25%
Retirement age	65/64	65/64
Proportion married	BVG 2020	BVG 2020
Allowance for child pensions	5% loading on risk benefits	5% loading on risk benefits
Mortality base table	BVG 2020	BVG 2020
Longevity improvement	CMI 2018 (1.25%)	CMI 2018 (1.25%)
Turnover	BVG 2020	BVG 2020
Disability	80% BVG 2020	80% BVG 2020

	December 31,	December 31,
	2022	2021
Expected benefit payments:
Year 1	$38,493	$162,208
Year 2	44,884	54,723
Year 3	50,459	58,224
Year 4	55,444	60,869
Year 5	59,369	63,281
Next 5 years	$450,981	$428,371

Other disclosure items:
Next year's expected employer contribution	$128,746	$112,396

The actuarial gains in 2022 were primarily due to an increase in discount rates applied against future expected benefit payments and resulted in a decrease of the benefit obligation.

The Company’s investment strategy for its pension plans is to optimize the long-term investment return on plan assets in relation to the liability structure to maintain an acceptable level of risk while minimizing the cost of providing pension benefits and maintaining adequate funding levels in accordance with applicable rules in each jurisdiction. The Company does not manage any assets internally. The plan asset relates to mandatory and discretionary contributions made in accordance with Swiss Law to a leading pension provider. The capital is insured and provides for a minimum rate of return. The fair value is based on the value of the assets held by the provider and as such has been classified within Level 3 of the fair value hierarchy.

We maintain a 401(k) saving Plan, which is available to all U.S. employees. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Saving Plan’s matching formula. All matching contributions and participant contribution vest immediately.  The expense related to our 401(k) Savings Plan consist of our matching contributions. Expenses related to our 401(k) Savings Plan totaled $ 15,875 and $ 3,243 for the years ended December 31, 2022 and 2021.

Our UK employees are eligible to participate to our UK defined contribution pension scheme upon commencement of employment. The employees and the Company will make such contributions in line with the rules of the Pension Scheme in force. The expense related to our pension scheme consist of our matching contributions and totaled GBP 4,283 and nil for the years ended December 31, 2022 and 2021.

12.    Loans

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

In August 2020, the Company obtained a CHF 638,000 (USD 700,221 at the historical foreign exchange rate) nine-year loan. The loan has zero interest and is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, and the loan issued under the program does not bear interest and there are no applicable issuance costs. The Company accounts for its loan at face value, which is deemed to approximate the related fair value.

The future loan payments are reported in the table below:

		December, 31
	Total	2023	2024	2025	2026	2027	Thereafter
Loan	$(603,393)	(108,135)	(86,508)	(86,508)	(86,508)	(86,508)	(149,226)

13.    Fair value measurement

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
December 31, 2022:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	12,826,954	—	—
Debt securities - U.S. government treasury securities, non current	1,941,488	—	—
Total marketable securities available for sale	$14,768,442	—	—

Cash and cash equivalents:
Money market funds	4,401,165	—	—
Total cash and cash equivalents	$4,401,165	—	—

Total financial assets	$19,169,607	—	—

December 31, 2021:
Assets
Cash and cash equivalents:
Money market funds	33,617,696	—	—
Total cash and cash equivalents	$33,617,696	—	—

Total financial assets	$33,617,696	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

14.    Common Stock, Preferred Stock and Warrants

As of December 31, 2022 and 2021, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value.

As of December 31, 2022 and 2021, 11,883,368 shares of common stock, $0.0001 par value, were issued and outstanding. No preferred stocks were outstanding as of December 31, 2022 and 2021.

In July 2020, in connection with the issuance of the Series B Preferred Stock through a private placement, the Company issued equity-classified warrants to designees of the placement agent to purchase an aggregate of

269,360 shares of our common stock at an exercise price of $4.46 per share, valued in the aggregate at USD 413,887 and included in the issuance costs of the Series B Preferred Stock. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years from July 20, 2020. On March 3, 2021, the Board approved a 1-for-0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the Company’s stockholders on March 4, 2021 and became effective on March 17, 2021. Shares of common stock underlying outstanding warrants were proportionately reduced from 269,360 to 237,249 and the respective exercise prices, were proportionately increased from $4.46 to $5.07 in accordance with the terms of the agreements governing such securities. As of December 31, 2021 and 2022, 11,862 and nil warrants, respectively, were exercised resulting in 3,283 shares having been issued following the cashless mechanism as per the respective warrant agreement.

On May 6, 2021, the Company entered into an investment banking services and financial advisory agreement and issued equity-classified warrants to designees of the investment bank to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at USD 1,034 thousand. The warrants vested immediately upon issuance, do not provide for a cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants was fully recognized on a straight-line basis over the nine months service period as general and administrative expense. As of December 31, 2022, no warrants were exercised or exchanged.

15.    Equity Incentive Plans

On September 24, 2020, the Board adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provided for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Company’s Board. The maximum number of shares to be issued under the 2020 Omnibus Plan was 1,153,827, as adjusted after a stock split of 1-for- 0.880784 approved by stockholders on March 4, 2021. The 2020 Omnibus Plan has been succeeded by the 2022 Equity Incentive Plan (as described below), and no additional awards will be granted under the 2020 Omnibus Plan although all outstanding awards granted under the 2020 Omnibus Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2020 Omnibus Plan.

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

On June 16, 2022, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan is the successor to and continuation of the 2020 Omnibus Plan, in order to allow the Company to continue to utilize a broad array of equity incentives in order to secure and retain the services of its employees, directors, and consultants, and that are intended to align the interests of employees, directors, and consultants with the interests of the Company’s stockholders. The number of newly authorized shares that can be issued under the 2022 Equity Incentive Plan is 646,173, and the total number of shares reserved for issuance under the 2022 Plan (which amount includes shares remaining available for issuance under the 2020 Omnibus Plan as well as certain shares underlying awards then outstanding under the 2020 Omnibus Plan that will become available for issuance under the 2022 Plan if certain conditions are met) is 1,800,000.

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

Stock Option Grants

The following tables summarize the stock option activity for the year ended December 31, 2022 :

				Weighted Average
		Weighted Average		Remaining	Aggregate
		Grant Date	Weighted Average	Contractual	Intrinsic
	Shares	Fair Value	Exercise Price	Terms (Years)	Value
Options outstanding as of December 31, 2021	960,216	$3.46	$5.13	9.23	163,237
Options granted	1,005,800	2.49	3.80	9.07	—
Options exercised	—	—	—	—	—
Options cancelled/forfeited	(86,354)	3.66	5.12	—	—
Options outstanding as of December 31, 2022	1,879,662	$2.94	$4.42	8.85	—

Options Outstanding					Options Exercisable
			Weighted	Weighted Average		Weighted
		Weighted- Average Years	Average	Grant Date		Average
Exercise	Number	Remaining on Contractual	Exercise	Fair Value	Number	Exercise
Price	Outstanding	Life	Price		Exercisable	Price
$3.29	2,500	9.75	$3.29	$2.45	—	—
$3.30	14,000	9.43	$3.30	$2.45	—	—
$3.38	496,662	7.81	$3.38	$2.30	391,066	$3.38
$3.47	10,000	9.02	$3.47	$2.56	—	—
$3.50	453,800	9.72	$3.50	$1.99	—	—
$4.01	242,700	9.02	$4.01	$2.97	—	—
$4.22	245,800	9.28	$4.22	$2.94	20,000	$4.22
$5.86	210,000	8.98	$5.86	$4.22	53,047	$5.86
$5.99	31,000	8.57	$5.99	$4.34	10,480	$5.99
$7.80	95,000	8.61	$7.80	$5.52	33,320	$7.80
$10.03	78,200	8.36	$10.03	$5.25	75,964	$10.03

On March 3, 2021, the Board approved a 1-for- 0.880784 reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the Company’s stockholders on March 4, 2021, and became effective on March 17, 2021. Shares of common stock underlying outstanding stock options were proportionately reduced from 588,000 to 517,902 and the respective exercise prices were proportionately increased from $ 2.97 to $3.38 in accordance with the terms of the agreements governing such securities.

The reverse stock split did not impact the fair value of the stock option awards previously recorded because all the three following conditions were met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument is the same as the classification of the original award immediately before modification.

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on December 31, 2022. Based on this calculation the intrinsic value of the outstanding stock options as of December 31, 2022 is nil.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Grant date fair value	$2.49	$4.27
Volatility	80%	80%
Expected term (years)	5.24	5.66
Risk-free interest rate	3.39%	0.98%
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted as of December 31, 2022 and 2021 was $2.49 and $4.27, respectively.

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs awarded under the 2022 Plan for year ended December 31, 2022 and 2021:

	Year Ended December 31
	2022	2021
RSUs granted and outstanding	103,050	—
Grant date fair value	$3.48	$—

In 2022 the Company granted a total of 103,050 RSUs covering an equal number of shares of the Company’s common stock to employees and consultants with a weighted-average grant date fair value of $ 3.48. The fair value of the RSUs is based on the closing price of the Company’s stock on the grant date. The fair value of the RSUs is recognized as an expense over the duration of the vesting period. The weighted average duration of the vesting period for the RSUs granted is two years.

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

RSUs and PRSUs do not have the voting rights of shares of common stock, and the shares underlying the RSUs and PRSUs are not considered issued and outstanding. Under the 2022 Plan, each RSU/PRSU represents a contingent right to receive one share of the Company’s common stock.

Total stock-based compensation expense is recognized for stock options and RSUs granted to employees and non-employees has been reported in the Company’s consolidated statements of operations as follows:

	Year Ended December 31
	2022	2021
Research and development	583,764	344,304
General and administrative	942,670	495,067
Total stock-based compensation	$1,526,434	$839,371

As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock options and RSUs granted was USD 3,503 thousand and is expected to be recognized over 4 years.

16.    Collaboration Agreement

On April 20, 2021, we entered into a multi-target collaboration agreement with Zentalis Pharmaceuticals, Inc. (“Zentalis”) to discover new product candidates for the treatment of cancer. Under the terms of the agreement, the Company used its licensed SEE-Tx® computational platform technology to identify binding site on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant the terms of the agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis.

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

During the course of 2022, Zentalis informed us of its desire to wind down the collaboration.  As of December 31, 2022, the Company recognized $133 thousand of revenues and reported current portion of deferred revenues for $55 thousand.

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

For financial reporting purposes, loss before income taxes provision includes the following components:

	Year Ended
	December 31,
	2022	2021
Domestic	$(17,341,701)	$(7,601,640)
Foreign	(156,061)	(6,284,958)
Total	$(17,497,762)	$(13,886,598)

Following is the breakdown of the components of income tax expense provision for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Current:
Federal	—	—
State	—	—
Foreign	92,976	4,008
Total	$92,976	$4,008
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total income tax expense	$92,976	$4,008

The breakdown of domestic and foreign NOLs and related DTAs are reported in the following table:

	Year Ended
	December 31,
	2022	2021
NOLs (foreign)	$(11,455,938)	$(12,021,483)
NOLs (domestic)	(22,833,222)	(6,218,309)
Total NOLs	$(34,289,160)	$(18,239,792)

Deferred tax assets related to:
Net operating loss (foreign)	2,140,174	2,243,668
Net operating loss (domestic)	6,283,703	1,677,610
Stock based compensation (foreign)	41,093	—
Stock based compensation (domestic)	399,538	253,439
Warrant expense	278,198	284,531
Patent expense	202,149	106,936
Other temporary differences	117,371	82,927
Total deferred tax assets	$9,462,226	$4,649,111
Deferred tax liabilities
Depreciation and other	(20,011)	(16,118)
Total deferred tax liabilities	$(20,011)	$(16,118)

Valuation allowance	9,442,215	4,632,993
Net deferred tax assets	—	—

Foreign NOLs refer to the Company’s Swiss subsidiary and according to Swiss tax law such NOLs can be carried forward for seven years and will begin to expire commencing from 2025 for the NOLs generated in 2017.

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

Deferred tax assets require an assessment of both positive and negative evidence when determining whether it is more likely than not that they can be recovered. Such assessment is made on a jurisdiction-by-jurisdiction basis. The Company’s assessment includes an evaluation of cumulative losses, future sources of taxable income and risks and uncertainties related to our business. As of December 31, 2022 and 2021, the Company has determined that there is not sufficient evidence that the Company will be able to realize the benefits of the domestic and foreign deferred tax assets. Accordingly, due to uncertainty regarding their realization, the Company continues to maintain a full valuation allowance on the Company’s domestic and foreign deferred tax assets as of December 31, 2022 and 2021 and until sufficient positive evidence will exist to support the reversal of the valuation allowance.

A reconciliation of income tax expense computed at the statutory federal income tax rate to the Company’s effective tax rate as reflected in the consolidated financial statements is as follows:

	Year Ended
	December 31,
	2022	2021
Federal income tax at US statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	6.22%	6.52%
Permanent differences	(0.17)%	(0.10)%
Provision to return	(0.13)%	0.13%
Foreign tax	(0.12)%	(0.03)%
Valuation allowance	(27.33)%	(27.52)%
Effective income tax rate	(0.53)%	0.00%

As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. There are no changes expected to occur in the next 12 months with respect to the status of the Company’s uncertain tax positions.

The Company files income tax returns in Switzerland, Spain and in the United States. Tax years from 2018 and after remain subject to examination by the taxing jurisdictions. The NOL and tax carryforwards remain subject to review until utilized. The Company is currently not under examination by any tax authorities.

18.    Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. For purposes of the diluted net loss per share calculation, preferred stock, warrants, stock options and RSUs are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Year Ended December 31
	2022	2021
Options to purchase common stock	1,394,676	616,162
RSUs	35,764	—
Warrants to purchase common stock	425,387	364,926

In addition 200,000 PRSUs, granted in December 2021, contingently issuable upon meeting certain performance conditions are outstanding and will be included in the computation upon not resulting in anti-dilutive impacts and when the related performance conditions will be met.

19.    Related Parties

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

●	an amount equal to 8% of (i) net revenues with regard to products that would infringe (a) at least one composition of matter claim or (b) Minoryx molecules and (ii) sublicensing revenues; and
●	an amount equal to 3% of net revenues with regard to products that would infringe at least (a) one method of claim or (b) Minoryx know-how (as such term is defined in the agreement).

As of December 31, 2022 and 2021, there were no receivables and payables, revenues or expenses with Minoryx.

20.    Other Information

Own Shares

The Company does not hold, either directly or indirectly, its own shares and in these periods has not purchased or alienated its own shares.

Commitments

As of December 31, 2022 and 2021, the Company had research commitments with one year contractual maturity date for $1,461 thousand and $453 thousand, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. We are not required to engage our independent audit firm to perform an audit of the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Previously Reported Material Weakness

As previously disclosed, in connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis. The material weakness did not result in any material misstatements to the Company’s previously issued financial statements, nor the financial statements in this Form 10-K.

The Company’s management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to improve our internal control over financial reporting and remediate the material weakness such as:

●	Increased and hired additional personnel in the accounting function with the appropriate technical knowledge and expertise for financial reporting purposes;

●	Implemented a more streamlined process for the preparation and review of financial information;
●	Implemented strengthened, formalized and documented policies and internal control procedures which have been assessed as effective based on management’s testing; and
●	Successfully implemented an ERP system to automate certain processes, including a purchase requisition system, budgeting and reporting.

In connection with its review of disclosure and procedures as of December 31, 2022, management concluded that the previously identified material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with the remediation of the previously identified material weakness discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors” and “Information about Our Executive Officers”, “Corporate Governance, “Delinquent Section 16(a) Reports”, and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after  December 31, 2022.

Code of Ethics

Our board of directors has adopted the Gain Therapeutics, Inc. Code of Business Conduct and Ethics, or Code of Ethics, that applies to all officers, directors and employees. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The nominating and corporate governance committee is responsible for overseeing the Code of Ethics and must approve any waivers of the Code of Ethics for our employees, executive officers and directors. The Code of Business Conduct and Ethics is available on our website at www.gaintherapeutics.com. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by the items is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information set forth in the sections titled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Transactions with Related Persons” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)	Financial Statements.

The financial statements required by Item 15(a) are filed as part of this Annual Report under Item 8, “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules.

All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.
		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17.2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
4.1	Description of Securities.	10-K	001-40237	4.1	3/25/2022
4.2	Investors’ Rights Agreement, dated as of July 20, 2020, by and among Gain Therapeutics, Inc. and certain holders of its capital stock.	S-1	333-253303	4.2	2/19/2021
10.1+	Form of Indemnification Agreement for Officers and Directors.	S-1/A	333-253303	10.3	3/10/2021
10.2+	2020 Omnibus Incentive Plan.	S-1/A	333-253303	10.2	3/10/2021
10.3+	Gain Therapeutics, Inc. 2021 Inducement Equity Incentive Plan.	8-K	001-40237	10.1	12/28/2021
10.4+	Form of Stock Option Agreement under the 2021 Inducement Plan.	8-K	001-40237	10.2	12/28/2021
10.5	Minoryx Agreement between Minoryx Therapeutics, S.L. and GT Gain Therapeutics SA.	S-1	333-253303	10.3	2/19/2021
10.6+	Executive Employment Agreement, effective as of July 20, 2020, between Gain Therapeutics, Inc. and Eric I. Richman.	S-1	333-253303	10.4	2/19/2021
10.7+	Executive Employment Agreement, effective as of November 2, 2020, between Gain Therapeutics, Inc. and Salvatore Calabrese.	S-1	333-253303	10.8	2/19/2021
10.8+	Executive Employment Agreement, effective as of October 15, 2021, between Gain Therapeutics, Inc. and Matthias Alder.	10-K	001-40237	10.8	03/25/2022
10.9	Form of Exchange Agreement.	S-1	333-253303	10.10	2/19/2021
10.10	Form of Placement Agent Warrant.	S-1	333-253303	10.11	2/19/2021
10.11	Controlled Equity OfferingSM Sales Agreement, dated May 18, 2022, between Gain Therapeutics, Inc. and Cantor Fitzgerald & Co.	S-3	333-265061	1.2	5/18/2022
10.12 +	Gain Therapeutics Inc. 2021 Inducement Equity Incentive Plan Restricted Stock Unit Award Agreement.	S-8	333-266142	4.5	7/15/2022
10.13+	Gain Therapeutics Inc. 2022 Equity Incentive Plan.	S-8	333-266142	4.6	7/15/2022
10.14+	Gain Therapeutics Inc. RSU Award Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.7	7/15/2022
10.15+	Gain Therapeutics Inc. Stock Option Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.8	7/15/2022
10.16+	Transition Agreement, between Gain Therapeutics, Inc. and Eric Richman, dated September 19, 2022.	8-K	001-40237	10.1	9/19/2022
10.17+	Consulting Agreement, between Gain Therapeutics, Inc. and Eric Richman, dated September 20, 2022 (included as Exhibit A to the Transition Agreement).	8-K	001-40237	10.2	9/19/2022
10.18+	Amended and Restated Employment Agreement, between Gain Therapeutics, Inc. and Matthias Alder, dated September 20, 2022.	8-K	001-40237	10.3	9/19/2022
21.1+	Subsidiaries of Registrant.	S-1	333-253303	4.2	2/19/2021
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

+ Management contract or compensatory plan or arrangement.

* Filed herewith

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN THERAPEUTICS, INC.
(Registrant)
Date: March 23, 2023	By:	/s/ Matthias Alder
Matthias Alder
Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2023	By:	/s/ Salvatore Calabrese
Salvatore Calabrese
Chief Financial Officer
(Principal Financial Officer)

Date: March 23, 2023	By:	/s/ Gianluca Fuggetta
Gianluca Fuggetta
Senior Director, Corporate Reporting
(Principal Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Gain Therapeutics, Inc., hereby severally constitute and appoint Matthias Alder and Salvatore Calabrese, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 23, 2023	/s/ Matthias Alder
Matthias Alder Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 23, 2023	/s/ Salvatore Calabrese
Salvatore Calabrese Chief Financial Officer (Principal Financial Officer)

Dated: March 23, 2023	/s/ Gianluca Fuggetta
Gianluca Fuggetta Senior Director, Corporate Reporting (Principal Accounting Officer)

Dated: March 23, 2023	/s/ Khalid Islam
Khalid Islam Chairman of the Board of Directors

Dated: March 23, 2023	/s/ Dov Goldstein
Dov Goldstein Director

Dated: March 23, 2023	/s/ Han Peter Hasler
Hans Peter Hasler Director

Dated: March 23, 2023	/s/ Gwen Melincoff
Gwen Melincoff Director

Dated: March 23, 2023	/s/ Claude Nicaise
Claude Nicaise Director

Dated: March 23, 2023	/s/ Eric I. Richman
Eric I. Richman Director

Dated: March 23, 2023	/s/ Jeffrey Riley
Jeffrey Riley Director