Form 10-Q
period 2023-03-31
Gain Therapeutics, Inc.
filed 2023-05-12
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 30, 2023, the registrant had 12,328,846 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our in-licensed Site-Directed Enzyme Enhancement Therapy, or SEE-Tx®, platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use the SEE-Tx® platform;
●	our ability to identify, recruit and retain key personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including our anticipated cash runway;
●	our financial performance;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of worsening macroeconomic conditions, including heightened global inflation, actions taken by central banks to counter inflation, liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of the COVID-19 pandemic (or other pandemics or endemics) including on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	other factors and assumptions described in this Quarterly Report.

You should read this Quarterly Report with the understanding that such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, actual industry results, or other actual results or events to differ materially from historical results, from any plans, intentions, or expectations disclosed in such forward-looking statements or from any future results, performance, achievements or other events expressed, suggested or implied by such forward-looking statements. Therefore, you should not rely on any forward-looking information or statements as predictors of future results or events. Factors that could cause or contribute to such differences in results and events include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023. The effect of these factors is difficult to predict. In addition, factors other than these could also adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results or events to differ materially from those contained in any forward-looking statement.

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

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,988,202	$7,311,611
Marketable securities - current	11,827,528	12,826,954
Tax credits	137,383	103,877
Prepaid expenses and other current assets	1,368,871	848,854
Total current assets	$19,321,984	$21,091,296

Non-current assets:
Marketable securities - non current	$988,388	$1,941,488
Property and equipment, net	144,636	144,379
Internal-use software	208,913	213,967
Operating lease - right of use assets	609,877	659,933
Restricted cash	31,122	30,818
Long-term deposits and other non-current assets	17,655	17,506
Total non-current assets	2,000,591	3,008,091
Total assets	$21,322,575	$24,099,387

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,213,489	$1,626,100
Operating lease liability - current	232,507	229,080
Other current liabilities	2,599,763	2,106,756
Deferred income	—	55,180
Loans - current	109,200	108,135
Total current liabilities	$5,154,959	$4,125,251

Non-current liabilities:
Defined benefit pension plan	$164,568	$157,580
Operating lease liability - non-current	385,922	441,784
Loans - non-current	478,296	495,258
Total non-current liabilities	1,028,786	1,094,622
Total liabilities	$6,183,745	$5,219,873

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 12,087,142 issued and outstanding as of March 31, 2023; 11,883,368 issued and outstanding as of December 31, 2022.	1,209	1,189
Additional paid-in capital	58,694,827	57,358,895
Accumulated other comprehensive income	96,310	35,627
Accumulated deficit	(38,516,197)	(20,925,459)
Loss for the period	(5,137,319)	(17,590,738)
Total stockholders’ equity	15,138,830	18,879,514
Total liabilities and stockholders’ equity	$21,322,575	$24,099,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Collaboration revenues	$55,180	$37,538
Other income	-	7,468
Total revenues	55,180	45,006

Operating expenses:
Research and development	(2,791,205)	(1,556,440)
General and administrative	(2,493,759)	(1,777,043)
Total operating expenses	(5,284,964)	(3,333,483)

Loss from operations	(5,229,784)	(3,288,477)

Other income (expense):
Interest income/(expense), net	152,035	(1,651)
Foreign exchange gain/(loss), net	(42,842)	19,162
Loss before income tax	$(5,120,591)	$(3,270,966)

Income tax	(16,728)	(1,677)

Net loss	$(5,137,319)	$(3,272,643)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(0.28)
Weighted average common shares - basic and diluted	11,935,081	11,883,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,137,319)	$(3,272,643)
Unrealized gain on available-for-sale securities	43,262	—
Defined benefit pension plan	(670)	4,149
Foreign currency translation	18,091	(27,806)
Other comprehensive income/(loss)	60,683	(23,657)
Comprehensive loss	$(5,076,636)	$(3,296,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended March 31, 2023	Shares	Amounts			Deficit
Balance as of December 31, 2022	11,883,368	$1,189	$57,358,895	$35,627	$(38,516,197)	$18,879,514
Stock-based compensation		—	565,432	—	—	565,432
Issuance of shares in at-the-market (ATM) offering (Note 13)	203,774	20	770,500	—	—	770,520
Defined benefit pension plan		—	—	(670)	—	(670)
Foreign currency translation		—	—	18,091	—	18,091
Net unrealized gain on available for sale securities		—	—	43,262	—	43,262
Net loss		—	—	—	(5,137,319)	(5,137,319)
Balance as of March 31, 2023	12,087,142	1,209	58,694,827	96,310	(43,653,516)	15,138,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended March 31, 2022	Shares	Amounts			Deficit
Balance as of December 31, 2021	11,883,368	$1,189	$55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation		—	306,545	—	—	306,545
Defined benefit pension plan		—	—	4,149	—	4,149
Foreign currency translation		—	—	(27,806)	—	(27,806)
Net loss		—	—	—	(3,272,643)	(3,272,643)
Balance as of March 31, 2022	11,883,368	1,189	56,139,006	(114,302)	(24,198,102)	31,827,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022

Operating activities:
Net loss	$(5,137,319)	$(3,272,643)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,242	8,209
Stock-based compensation expense	565,432	306,545
Other non cash items	(122,237)	—

Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(547,299)	(1,215,638)
Other non-current assets	(2,336)	—
Accounts payable and other liabilities	1,057,567	1,743,143
Defined benefit pension plan	4,715	46,302
Deferred income	(55,180)	(63,309)
Total changes in operating assets and liabilities	457,467	510,498
Cash used in operating activities	(4,217,415)	(2,447,391)

Cash flows from investing activities:
Purchase of property and equipment and internal use of software	(11,045)	(7,825)
Purchases of marketable securities	(1,956,350)	—
Maturity of marketable securities	4,074,375	—
Cash provided by/(used in) investing activities	2,106,980	(7,825)

Cash flows from financing activities:
Net proceeds from issuance of shares in at-the-market (ATM) offering (Note 13)	770,520	—
Payments of current portion of long-term debt	(21,612)	(37,974)
Cash provided by/(used in) financing activities	$748,908	$(37,974)
Effect of exchange rate changes	38,422	(49,317)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(1,323,105)	$(2,542,507)
Cash, cash equivalents and restricted cash at beginning of period	7,342,429	36,911,952
Cash, cash equivalents and restricted cash at end of period	$6,019,324	$34,369,445

Supplemental Data:
Income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (together with its subsidiary, the “Company”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. On July 20, 2020, the Company consummated a corporate reorganization, pursuant to which all of the issued and outstanding common and preferred stock of GT Gain Therapeutics SA, a Swiss company formed in 2017, were exchanged for common stock or preferred stock, as applicable, of Gain Therapeutics, Inc., reflecting a 10:1 stock split. The corporate reorganization was accounted for as a recapitalization for accounting purposes, resulting in GT Gain Therapeutics SA becoming the predecessor entity of the Company. As a result of the corporate reorganization, GT Gain Therapeutics SA became a wholly-owned subsidiary of Gain Therapeutics, Inc.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements (the “interim financial statements”) reflect the accounts of Gain Therapeutics, Inc., GT Gain Therapeutics SA and its wholly owned branch, Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim financial statements. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the three months ended March 31, 2023 and 2022.

The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists about the Company’s ability to continue as a going concern.

The Company has incurred recurring losses and negative cash flows from operations since its inception and has primarily funded these losses through the completion of its initial public offering (IPO) in March 2021, other equity financings and research grants. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

The Company’s activities have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, acquiring, developing and securing its in-licensed technology, performing research and conducting preclinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and obtaining regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development activities, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

Management believes that the Company will be able to fund its operating expenses and capital expenditure requirements into the third quarter of 2024. The Company based this estimate on assumptions that may prove to be wrong, and the Company could exhaust the available capital resources sooner than expected.

In accordance with ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is U.S dollars (USD). The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the consolidated balance sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of March 31, 2023 and December 31, 2022, accumulated currency translation adjustment recorded in accumulated other comprehensive loss amounted to $176,668 and $158,576.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, judgments and assumptions including those related to recognition of accrued expenses, defined benefit pension liability, share-based compensation, and recognition of research grants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable by management under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

The Company classifies cash on hand and held at banks, and all highly liquid investments in money market, certificates of deposit, time deposit, and other short-term liquid securities with original maturities of less than 90 days, as cash and cash equivalents.

Marketable Securities

The Company classifies marketable securities as held-to-maturity or available-for-sale at the time these instruments are purchased, based on the requirements of ASC 320.

Marketable securities are classified as available-for-sale since the Company does not have the positive intent and the capacity to hold the marketable securities until the maturity date. Available-for-sale marketable securities are carried out at fair value with the “unrealized gains/loss” excluded from the computation of the earnings of the period and accounted for in other comprehensive loss. The accretion of discounts (or amortization of premiums) are accounted for in the Company’s statements of operations as financial income (or expense).

Marketable securities are classified in the Company’s balance sheet based on their maturities and the Company’s reasonable expectations with regard to those securities. Marketable securities with a maturity date within 12 months from reporting date are classified as “current assets”. Marketable securities with a maturity date over 12 months from reporting date are classified as “non-current assets”.

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of March 31, 2023 and December 31, 2022, internal-use software amount to $209 thousand and $214 thousand, respectively, and refer to the external and internal labor costs incurred in the development of the Company’s enterprise resource planning system.

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

Before becoming a public company, given the absence of an active trading market for the Company’s common stock, the Company and its Board of Directors estimated the fair value of the Company’s common stock at the grant date for determining the estimated fair value of the Company’s equity instruments based on a number of factors, including prices paid for the Company’s convertible preferred stock sold to outside investors in arm’s-length transactions, the

Company’s stage of development and the fact that the grants of stock-based awards involved illiquid securities in a private company.

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

The Company recognizes expenses related to Restricted Stock Units (or RSUs) based on fair market value, determined as the closing price on Nasdaq of the Company’s common stock on grant date, on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, for personnel and consultants in the Company’s executive, administrative and finance functions. General and administrative expenses also include professional fees for legal, finance, accounting, intellectual property, auditing, tax and consulting services, travel expenses and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs not otherwise included in research and development expenses.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in their assessment of fair value.

Comprehensive income/(loss)

Comprehensive income/(loss) is composed of net income/(loss) and certain changes in stockholder’s equity that are excluded from the net income/(loss), primarily foreign currency translation adjustments, defined benefit obligation adjustments and unrealized income/(loss) on available for sale securities.

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of March 31, 2023 and December 31, 2022 common stock equivalents consisted of stock options, RSUs, PRSUs and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore, common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. There were no new accounting pronouncements effective in 2023 with a material impact on the Company’s consolidated financial statements.

3. Cash, cash equivalents and restricted cash

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash and relate to money market securities. The Company’s institutional money market accounts permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Given their short-term maturities and the underlying value being mainly represented by cash equivalents, their face value amount approximates the related fair market value.

The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash, cash equivalents and restricted cash are broken down as follows:

	March 31,	December 31,
	2023	2022
Cash	2,911,404	2,910,446
Money market	3,076,798	4,401,165
Total cash and cash equivalents	$5,988,202	$7,311,611
Restricted cash	$31,122	$30,818

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee for expenses to be incurred in case of damage to the premises upon the termination of the lease.

4. Marketable Securities

As of March 31, 2023, the Company reports $12.8 million of marketable securities, related to United States Treasury Securities (“USTS”), within current and non-current assets. The USTS purchased have maturity dates ranging from April 2023 to April 2024, on a monthly basis, in tranches of $1.0 million each month. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume.

The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains /losses and the estimated fair value as of March 31, 2023:

	March 31, 2023
			Gross	Gross
		Allowance for	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Credit Losses	Gains	Losses	Value
Marketable securities available for sale
Debt Securities - U.S. government treasury securities, current	11,879,563	—	—	(52,035)	11,827,528
Debt Securities - U.S. government treasury securities, non-current	987,370	—	1,018	—	988,388
Totals	$12,866,933	$—	$1,018	$(52,035)	$12,815,916

As of March 31, 2023, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which will be at maturity. Unrealized losses on available-for-sale debt securities as of March 31, 2023 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, as of March 31, 2023, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
Tax credits	137,383	103,877

Prepaid and deferred expenses	730,108	552,882
Other receivables	33,261	87,430
Prepaid D&O insurance costs	605,502	208,542
Total prepaid expenses and other current assets	$1,368,871	$848,854

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

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Computer	$79,660	$71,774
Furniture and fixtures	58,132	57,603
Leasehold improvements	31,765	31,437
Laboratory instruments	37,342	36,894
Total property and equipment	$206,899	$197,708
Less: accumulated depreciation	(62,263)	(53,329)
Property and equipment, net	$144,636	$144,379

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the three months ended March 31, 2023 and 2022 was $8,300 and $5,300, respectively.

7. Operating Lease; Right of Use (“ROU”) Assets

The Company’s leased assets include offices in Bethesda, Maryland, Lugano, Switzerland and Barcelona, Spain and a lab in Barcelona, Spain. The current lease portfolio consists of leases with remaining terms ranging from three to five years. Renewal options are excluded from the calculation of lease liabilities since the Company is not reasonably certain that will exercise the renewal option. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

The breakdown of the significant components of ROU assets, lease liabilities and operating lease expense is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	March 31,	December 31,
	2023	2022
Operating Lease
Operating lease- right of use assets	$609,877	$659,933

Operating lease liability - current	$232,507	$229,080
Operating lease liability - non-current	$385,922	$441,784
Weighted average remaining lease term - years	2.90	3.05
Weighted average discount rate	1.52	1.53

The operating lease expenses were as follows:

	March 31,	March 31,
	2023	2022
Operating lease costs	$60,601	$58,170

The future minimum lease payments for the Company’s operating leases as of March 31, 2023, are as follows:

Fiscal Year	Operating Leases
March 31, 2024	245,466
March 31, 2025	207,793
March 31, 2026	147,882
March 31, 2027	30,365
Total future minimum lease payments	631,506
Less amount representing interest or imputed interest	13,077
Present value of lease liabilities	$618,429

8. Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of March 31, 2023 and December 31, 2022, accounts payable amounted to $2.2 million and $1.6 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Payable for social security and withholding taxes	$225,772	$256,798
Accrued payroll	990,025	660,556
Accrued expenses	1,263,183	1,082,091
Tax provision	120,783	107,311
Total other current liabilities	$2,599,763	$2,106,756
Deferred income	—	55,180
Total other current liabilities and deferred income	$2,599,763	$2,161,936

Accrued payroll refers to accruals for year-end bonuses, accrued vacations and overtime to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Tax provision refers to a tax payable due to the Spanish Tax Authorities related to taxable income generated in Spain. Increase versus prior year is attributable to the allocation of stock-based compensation expenses on stock options granted to our Spanish employees whose costs, for tax purposes, will be deductible at the time of the exercise.

10. Pension Obligations

Net pension obligation related to the Company’s defined pension plan refers only to Swiss employees and as of March 31, 2023 and December 31, 2022, can be summarized as follows:

	March 31,	December 31,
	2023	2022
Reconciliation of funded status:
Funded status beginning of period	$(157,580)	$(329,458)
Expense	(36,230)	(179,924)
Employer contribution	31,847	123,193
Translation differences	(1,935)	1,478
Change in accumulated other comprehensive income	(670)	227,131
Funded status at end of period	$(164,568)	$(157,580)

Component of net periodic pension costs:
Service cost	$35,078	$169,709
Interest cost	4,675	3,376
Expected return on plan assets	(2,860)	(9,000)
Amortization of (gain)/losses	—	16,753
Amortization of prior service cost	(663)	(914)
Total	$36,230	$179,924

Service cost is reported in general and administrative expenses. All other components of net period costs are reported in interest income, net in the consolidated statement of operations.

11. Loans

In August 2020, the Company obtained a CHF 638,000 ($700,221 at the historical foreign exchange rate) nine-year loan. The loan has zero interest and is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, and the loan issued under the program does not bear interest and there are no applicable issuance costs. The Company accounts for its loan at face value, which is deemed to approximate the related fair value.

The future payments under the loan are reported in the table below:

		March, 31
	Total	2024	2025	2026	2027	2028	Thereafter
Loan	$587,496	109,200	87,360	87,360	87,360	87,360	128,856

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

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
March 31, 2023:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	11,827,528	—	—
Debt securities - U.S. government treasury securities, non-current	988,388	—	—
Total marketable securities available for sale	$12,815,916	—	—

Cash equivalents:
Money market funds	3,076,798	—	—
Total cash equivalents	$3,076,798	—	—

Total financial assets	$15,892,714	—	—

December 31, 2022:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	12,826,954	—	—
Debt securities - U.S. government treasury securities, non-current	1,941,488	—	—
Total marketable securities available for sale	$14,768,442	—	—

Cash equivalents:
Money market funds	4,401,165	—	—
Total cash equivalents	$4,401,165	—	—

Total financial assets	$19,169,607	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common and Preferred Stock

As of March 31, 2023 and December 31, 2022, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of March 31, 2023 and December 31, 2022, there were 12,087,142 and 11,883,368 shares of common stock respectively, $0.0001 par value, issued and outstanding.

In May 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald, Inc. (“Cantor”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of common stock, having an aggregate offering price of up to $16.0 million (the “ATM Program”). Sales under the ATM Program are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 issued under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, through a market maker or as otherwise agreed by the Company and Cantor. During the three months ended March 31, 2023, the Company sold an aggregate of 203,774 shares of common stock under the ATM Program at an average selling price of $4.48 per share for aggregate net proceeds of $0.8 million (net of $0.1 million in sales commissions and other offering expenses).

14. Equity Incentive Plans

On September 24, 2020, the Board adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provided for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Company’s Board. The maximum number of shares to be issued under the 2020 Omnibus Plan was 1,153,827.

On December 23, 2021, the Board adopted the Inducement Equity Incentive Plan (the “2021 Inducement Equity Incentive Plan”) intended to induce new employees to join the Company for the benefit of individuals who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares reserved for issuance pursuant to awards granted under the 2021 Inducement Equity Incentive Plan is 1,000,000.

The Company’s 2022 Equity Incentive Plan (the “2022 Plan”) was approved by the Board on May 12, 2022. On June 16, 2022, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2022 Plan. The 2022 Plan is the successor to and continuation of the 2020 Omnibus Plan. The number of newly authorized shares reserved for issuance under the 2022 Equity Incentive Plan was 646,173, and the total number of shares initially reserved for issuance under the 2022 Plan (including shares remaining available under the 2020 Omnibus Plan) is 1,800,000.

On January 1, 2023, the number of shares of common stock issued under the 2022 Plan, increased automatically by 6% or 713,002, based on the number of shares of common stock issued and outstanding as of December 31, 2022. Following such increase, the number of shares of common stock that may be issued under the 2022 Plan totaled 2,513,002.

No incentive stock options may be granted under the 2022 Plan after May 12, 2032 and the Board may suspend or terminate the 2022 Plan at any time. The Board is responsible for administering the 2022 Plan.

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

				Weighted Average
		Weighted Average		Remaining	Aggregate
		Grant Date	Weighted Average	Contractual	Intrinsic
	Shares	Fair Value	Exercise Price	Terms (Years)	Value
Options outstanding as of December 31, 2022	1,879,662	$2.94	$4.42	8.85	—
Options granted	558,850	3.46	4.79	9.97	—
Options exercised	—	—	—	—	—
Options cancelled/forfeited	—	—	—	—	—
Options outstanding as of March 31, 2023	2,438,512	$3.05	$4.50	8.91	—

Options Outstanding					Options Exercisable
			Weighted	Weighted Average		Weighted
		Weighted- Average Years	Average	Grant Date		Average
Exercise	Number	Remaining on Contractual	Exercise	Fair Value	Number	Exercise
Price	Outstanding	Life	Price		Exercisable	Price
$3.29	2,500	9.50	$3.29	$2.45	—	—
$3.30	14,000	9.18	$3.30	$2.45	—	—
$3.38	496,662	7.57	$3.38	$2.30	424,726	$3.38
$3.47	10,000	9.25	$3.47	$2.56	—	—
$3.50	453,800	9.47	$3.50	$1.99	—	—
$4.01	242,700	9.25	$4.01	$2.97	—	—
$4.08	39,750	9.83	$4.08	$2.76	—	—
$4.22	245,800	9.03	$4.22	$2.94	50,000	$4.22
$4.84	519,100	9.98	$4.84	$3.52	—	—
$5.86	210,000	8.73	$5.86	$4.22	66,376	$5.86
$5.99	31,000	8.33	$5.99	$4.34	12,409	$5.99
$7.80	95,000	8.36	$7.80	$5.52	39,566	$7.80
$10.03	78,200	8.11	$10.03	$5.25	76,195	$10.03

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on March 31, 2023. Based on this calculation the intrinsic value of the outstanding stock options as of March 31, 2023 was nil.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2023	2022
Grant date fair value	$3.46	$—
Volatility	77%	—%
Expected term (years)	6.93	—
Risk-free interest rate	3.38	—
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine. The weighted average grant-date fair value of the Company’s stock options granted as of March 31, 2023 and 2022 was $3.46 and nil, respectively.

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended March 31, 2023:

			Weighted average
			Duration of the
		Grant Date	Vesting Period
	Shares	Fair Value	(years)
RSUs outstanding as of December 31, 2022	103,050	$3.48	2.40
RSUs granted	192,500	4.24	4.00
RSUs vested	—	—	—
RSUs cancelled/forfeited	—	—	—
RSUs outstanding as of March 31, 2023	295,550	$3.97	3.44

For the three months ended March 31, 2023, the Company granted a total of 192,500 RSUs covering an equal number of shares of the Company’s common stock, to employees with a weighted-average grant date fair value of $4.24. The fair value of the RSUs is based on the closing price of the Company’s stock on the grant date. The fair value of the RSUs is recognized as an expense over the duration of the vesting period. The weighted average duration of the vesting period for the RSUs outstanding as of March 31, 2023 was 3.44 years.

In December 2021, the Compensation Committee of the Board approved 200,000 awards of performance-based restricted stock units (“PRSUs”) to an executive officer of the Company, subject to vesting on the achievement of certain services, business development and clinical development performance criteria. The grant date fair value for this PRSUs award was determined to be nil under ASC 718 based upon a determination that as of the grant date, it was not probable that the performance conditions will be achieved. The Company evaluates the performance targets in the context of its business development plan and product candidates’ development pipeline and recognized compensation expense based on the probable number of PRSUs that will ultimately vest. The potential fair value for the PRSU award, based on achieving the maximum level of performance under the award as of the grant date, was calculated to be $1,139 thousand, using the closing price of the Company’s common stock on the grant date.

Options, RSUs and PRSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31
	2023	2022
Research and development	166,869	114,118
General and administrative	398,563	192,427
Total stock-based compensation	$565,432	$306,545

As of March 31, 2023, the total unrecognized compensation cost related to non-vested stock options and RSUs granted was $5.7 million and is expected to be recognized over 4 years.

\

15. Warrants

In July 2020, in connection with a private placement, the Company issued equity-classified warrants to placement agent designees. After a reverse stock split in March 2021, the aggregate number of outstanding warrants totaled 237,249 shares with an exercise price of $5.07 per share, valued in the aggregate at $413,887. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years until July 20, 2025.

On May 6, 2021, the Company entered into an investment banking services and financial advisory agreement and issued equity-classified warrants to investment bank designees to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at $1.0 million. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants was fully recognized on a straight-line basis over the service period as general and administrative expense. As of March 31, 2023, no such warrants had been exercised or exchanged.

16. Collaboration Agreement

On April 20, 2021, the Company entered into a multi-target collaboration agreement (the “Zentalis Collaboration Agreement”) with Zentalis to discover new product candidates for the treatment of cancer. Under the terms of the Zentalis Collaboration Agreement, the Company will use its in-licensed SEE-Tx® computational platform technology to identify binding sites on target proteins and determine the potential suitability of these sites as drug targets, as well as their prospective therapeutic use in oncology. Pursuant to the terms of the Zentalis Collaboration Agreement, Zentalis agreed to pay the Company, on a program-by-program basis, a non-creditable, non-refundable, program initiation fee and reimbursement of expenses incurred by the Company in accordance with the agreed-upon research budget for each target in a multi-target agreement with a maximum of five mutually agreed to targets at the option of Zentalis. The collaboration between the Company and Zentalis has been concluded.

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended March 31
	2023	2022
Options to purchase common stock	1,949,213	960,216
RSUs	120,161	—
Warrants to purchase common stock	425,387	425,387

In addition to the above, the Company granted 200,000 PRSUs, in December 2021, which were issued subject to performance-based vesting conditions.

18. Related Parties

Dr. Khalid Islam, the Chairman of the Company’s Board, shareholder and founder of the Company, is currently the Chairman of the Board of Directors of Minoryx Therapeutics SL (“Minoryx”), and therefore, Minoryx is considered a related party of the Company. In December 2017, the Company entered into an exclusive worldwide, royalty-bearing, assignable, transferable license agreement with Minoryx to use and exploit Minoryx’s intellectual property and into an exclusive worldwide, royalty-bearing, assignable, transferable sublicense agreement with Universitat de Barcelona and Institucio Catalana Recerca Estudis Avancats in order to be able to develop its business, directly or indirectly, through sub-licensing to third parties or any other way of operation. According to the terms and conditions of the Minoryx License Agreement, the Company shall pay to Minoryx as royalties:

●	an amount equal to 8% of (i) net revenues with regard to products that would infringe (a) at least one composition of matter claim or (b) Minoryx molecules and (ii) sublicensing revenues; and

●	an amount equal to 3% of net revenues with regard to products that would infringe at least (a) one method of claim; or (b) Minoryx know-how (as such term is defined in the agreement).

As of March 31, 2023 and December 31, 2022, there were no receivables and payables, revenues or expenses with Minoryx.

19. Commitments

As of March 31, 2023, the Company had research commitments for $3.2 million for activities that will be performed during fiscal year 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below.

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that SEE-Tx® is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the protein’s active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our internal programs and partnered programs.  Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier where necessary.

We have generated an extensive preclinical data package providing evidence of the mechanism of action and effect of our lead product candidate GT-02287 for the treatment of GBA1 Parkinson’s disease, including restoration of GCase function, reduction of toxic lipid substrates and toxic forms of alpha-synuclein, improved survival of dopaminergic neurons, increased dopamine levels and improved locomotor function in animal models. We plan to present results of additional in vivo studies in Parkinson’s disease models at scientific conferences in 2023. We have completed IND-enabling toxicology studies and expect to submit the regulatory package to begin a Phase 1 clinical trial in Australia in the second half of 2023. The Phase 1 clinical trial will evaluate the administration of both single and multiple ascending dose levels of GT-02287 in healthy volunteers to assess safety and pharmacokinetics.

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

In response to the current financing environment, we continue to streamline our operational plans to become more capital efficient. We are focusing on progressing our Parkinson’s and Gaucher disease programs and remain opportunistic to partnering opportunities for these lead programs and for drug discovery collaborations with our exclusively in-licensed computational SEE-Tx® platform. In addition, we expect to continue to develop our program for Krabbe disease and alpha-1 antitrypsin deficiency program and use our exclusively in-licensed computational SEE-Tx® platform to establish new programs in oncology while seeking non-dilutive funding in order to continue or progress our other research programs.

We continue to monitor the impacts on our operations and access to financing of global and worsening macroeconomic conditions, such as the war in Ukraine, global geopolitical tension, heightened inflation and rising interest rates, exchange rate fluctuations, supply chain disruptions, liquidity concerns at and failures of banks and other financial institutions and increases in commodity, energy and fuel prices.

Recent Developments

On March 21, 2023, we announced that Eurostars and Innosuisse awarded a grant in the aggregate amount of €1.2 million (approximately $1.3 million) to a consortium led by us that also includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. The grant is intended to support the development of our alpha-1 antitrypsin deficiency program. The related research activities will start in the second quarter of 2023.

On May 3, 2023, we announced that Innosuisse awarded us a grant, under the Swiss Accelerator program, in the amount of CHF 2.5 million (approximately $2.8 million) to support further development activities in our lead program GBA1 Parkinson’s disease. The related research activities will start in the second quarter of 2023.

On April 12, 2023, we announced the appointment of C. Evan Ballantyne as our Chief Financial Officer.

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

In March 2021, we completed our initial public offering (IPO) of approximately 4.1 million shares of our common stock at a price to the public of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.5 million, net of the underwriting discounts and commissions and other expenses. From inception through March 31, 2023, we have raised an aggregate of $60 million of gross proceeds through equity financings, including the issuance of convertible preferred stock, our IPO and sales under our ATM Program.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $18.8 million. We have incurred recurring losses and negative cash flows from operations since inception and as of March 31, 2023 and December 31, 2022, had an accumulated deficit of $43.6 million and $38.5 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Management believes that the Company will be able to fund its operating expenses and capital expenditure requirements into the third quarter of 2024.

Financing Requirements; Current Financing Environment

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, including the ATM Program, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect our holdings or the rights of our stockholders. If we are unable to obtain funding, we could be required to delay, limit, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, which could adversely affect our business prospects.

The war in Ukraine, global geopolitical tension, and the evolving COVID-19 pandemic continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Recently worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, liquidity concerns at and failures of banks and other financial institutions, volatility in the capital markets, and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. For additional discussion of our financing requirements, see “—Liquidity and Capital Resources” and “—Funding Requirements” below.

Strategic Transactions; Collaboration and Licensing Agreement

In connection with our business development activities, we enter into collaboration and licensing arrangements with third parties, to use our licensed SEE-Tx® computational platform technology to discover novel allosteric sites on misfolded proteins and identify proprietary small molecules that bind these sites, potentially restoring protein folding and treating disease. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaboration and licenses arrangements that we have entered into.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval and successfully commercialize them, we will not generate revenues in the future. Historically, we have received limited collaboration revenue pursuant to the Zentalis collaboration agreement.

Total Operating Expenses

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

support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended
	March 31,
	2023	2022	Change
Preclinical activities and outside services	1,676,704	794,296	882,408
Personnel expenses	980,576	726,954	253,622
Other	133,925	69,899	64,026
Research grants	—	(34,709)	34,709
Total research and development expenses	$2,791,205	$1,556,440	$1,234,765

We recognize research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We anticipate that our research and development expenses will increase substantially in future periods to support progress in our research and development activities, including the commencement of the clinical trials for product candidates we are developing. These increases will likely also result from increased headcount, expanded infrastructure and increased insurance costs. Such expenses are offset by contributions from research grants, which are recorded as a reduction to research and development expenses based on our best estimate of the periods in which the related expenditures are incurred and activities performed.

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

Consolidated Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
			Increase
	2023	2022	(Decrease)
Revenues:
Collaboration agreements	55,180	37,538	17,642
Other income	—	7,468	(7,468)
Total revenues	$55,180	$45,006	$10,174

Operating expenses:
Research and development	(2,791,205)	(1,556,440)	1,234,765
General and administrative	(2,493,759)	(1,777,043)	716,716
Total operating expenses	(5,284,964)	(3,333,483)	1,951,481

Loss from operations	$(5,229,784)	$(3,288,477)	$1,941,307

Interest income, net	152,035	(1,651)	153,686
Foreign exchange gain/(loss), net	(42,842)	19,162	(62,004)
Loss before income tax	$(5,120,591)	$(3,270,966)	$1,849,625

Income tax	(16,728)	(1,677)	15,051
Net loss	$(5,137,319)	$(3,272,643)	$1,864,676

Net loss per ordinary share:
Basic and diluted loss per share	(0.43)	(0.28)	0.15
Weighted-average ordinary shares used in per share calculations – basic and diluted	11,935,081	11,883,368

Comparison of the Three Months ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023 and 2022, total revenues were $55 thousand and $45 thousand, respectively, and consisted mainly of income from the Zentalis Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased by $1.2 million to $2.8 million for the three months ended March 31, 2023 as compared to $1.6 million for the three months ended March 31, 2022. The increase in research and development expenses for the three months ended March 31, 2023 was primarily attributable to an increase in third party services related to our Parkinson’s and Gaucher disease programs.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million to $2.5 million for the three months ended March 31, 2023 as compared to $1.8 million for the three months ended March 31, 2022. The increase in general and administrative expenses for the three months ended March 31, 2023 was primarily attributable to an increase in legal fees relating to intellectual property and general corporate matters, directors and officers insurance, professional fees for accounting services  and increases in personnel-related costs resulting from an increase in employee headcount and resulting stock-based compensation expenses.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have not yet received approval for or commercialized any products or technologies, and we do not expect to generate revenue from sales of any products in the near term, if at all. As described in additional detail under “Financial Condition” above, we have funded our operations to date primarily through a combination of sales of our securities and research grants.

As of March 31, 2023, and December 31, 2022, we had $18.8 million and $22.1 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $43.6 million and $38.5 million, respectively. We had indebtedness of $0.59 million and $0.60 million as of March 31, 2023 and December 31, 2022, respectively. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024.

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

In May 2022, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings, which we refer to as our ATM Program. Cantor is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement are sold pursuant to the Shelf Registration Statement and count towards the limit of the Baby Shelf Rule. Our common stock is sold at prevailing market prices at the time of sale, and as a result, prices may vary. During the three months ended March 31, 2023, we sold an aggregate of 203,774 shares of common stock at an average price of $4.48 per share, raising net proceeds of $0.8 million, which includes $0.1 million in sales and commissions and other offering expenses. We have approximately $15 million of remaining capacity under the ATM Program as of March 31, 2023.

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances, licensing arrangements as well as via the ATM Program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of rising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, volatility in the capital markets and related market uncertainty. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2023	2022

Cash used in operating activities	$(4,217,415)	$(2,447,391)
Cash (used in)/provided by investing activities	2,106,980	(7,825)
Cash (used in)/provided by financing activities	748,908	(37,974)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(1,323,105)	$(2,542,507)

Cash Flows from Operating Activities

During the three months ended March 31, 2023 and 2022, we used $4.2 million and $2.4 million of cash, respectively, in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $2.1 million primarily due to maturity of marketable securities for $4.1 million partially offset by the purchase of marketable securities for $2.0 million.

During the three months ended March 31, 2022, net cash used in investing activities was $8 thousand, primarily due to purchases of furniture, computers and lab instruments.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was approximately $0.7 million mainly related to the ATM Program.

During the three months ended March 31, 2022, cash used in financing activities was approximately $40 thousand, related to the payments of current portion of long-term debt.

Funding Requirements

Our primary use of cash is to fund our operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all. See “Financing Requirements; Current Financing Environment” and “Liquidity and Capital Resources”.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and other information included or incorporated by reference in this Quarterly Report in evaluating us and our Common Stock. Any of the following risks could materially and adversely affect our results of operations, our financial condition, and the market price of our Common Stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. See “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. If any of these risks actually materialize, our business, prospects, financial condition and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Quarterly Report:

●	our ability to obtain additional funding to develop our product candidates, the extent to which we are able to obtain such funding on favorable terms, and changes to our operations or strategy that may be necessitated due to the need for additional funding;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;

●	our ability to successfully commercialize product candidates for which we obtain regulatory approval, within expected timelines or at all;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism and wars, including Russia’s invasion of Ukraine;
●	the impact of other global and macroeconomic conditions, including heightened inflation and rising interest rates, liquidity concerns at and failures of banks and other financial institutions, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices; and
●	potential product liability claims.

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

We expect to complete the preclinical development and submit the regulatory dossier to the Human Research Ethics Committee in Australia to initiate a first-in-human Phase 1 clinical trial in our Parkinson’s disease program. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

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

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	the time and expense for preclinical studies and clinical trials for our product candidates;
●	the time and costs involved in obtaining regulatory approval for our product candidates;
●	the cost increases and other potential impacts of macroeconomic factors, including heightened inflation and rising interest rates, liquidity concerns at and failures of banks and other financial institutions, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices, costs associated with protecting our intellectual property rights;
●	successful commercialization of our product candidates;
●	development of marketing and sales capabilities;
●	payments received under current and future collaboration agreements, if any; and
●	market acceptance of our products.

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

We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all, including as a result of actions taken by central banks to counter inflation, volatility in the capital markets, liquidity concerns at and failures of banks and other financial institutions and related market uncertainty.  If we do not succeed in raising additional funds on acceptable terms, we may be unable to commence or complete clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities.

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

Previously, the COVID-19 pandemic resulted in the declaration of a global pandemic and adversely affected economic activity across virtually all sectors and industries on a local, national, and global scale. It resulted in travel and other restrictions in order to reduce the spread of the disease, including government-imposed prohibitions on non-essential operations at physical locations, gatherings and events and travel. As a result of such restrictions, we had implemented a work-from-home policy allowing employees who can work from home to do so.  Following the lifting of pandemic-era restrictions, we have transitioned to a hybrid work schedule of in-office work and at-home work consistent with business needs and job requirements. Business travel was previously suspended but is now reduced compared to pre-pandemic levels as online and teleconference technology has been adopted and continues to be used regularly. In addition, COVID-19 restrictions impacted our third-party manufacturers, including one in China, and has previously disrupted, and may in the future disrupt, our ability to obtain manufacturing services. While restrictions have been lifted in places where we operate, future similar government orders or other restrictions on the conduct of business operations and travel related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing and planned research and development activities. Furthermore, the COVID-19 pandemic has caused a broad negative impact globally on capital markets and economies worldwide.

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

We are significantly dependent upon our license with Minoryx Therapeutics S.L. (the “Minoryx License”), as described in the section “Business – Strategic Transactions; Collaboration and Licensing Arrangements –  Minoryx Therapeutics, S.L.” in our Annual Report. The Minoryx License grants us exclusive, worldwide rights to certain patents and related intellectual property. If we breach the terms of the Minoryx License, for example, by failing to comply with any material terms thereof, Minoryx may have the right to terminate the license. If we were to lose our license under this agreement, we would not be able to market certain of our products and technology, which would likely require us to cease our current operations and have an immediate material adverse effect on our business, operating results and financial condition.

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

As we advance our product candidates through preclinical studies and clinical trials, and develop new product candidates, we will need to increase our product development, scientific, regulatory and compliance and administrative headcount to manage these programs. In addition, to continue to meet our obligations as a public company, and particularly after we will no longer qualify as an emerging growth company, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Because of the specialized nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. In particular, the loss of one or more of our senior executive officers could be detrimental to us if we do not have an adequate succession plan or if we cannot recruit suitable replacements in a timely manner. While our senior executive officers are parties to employment agreements with us, these agreements do not guarantee that they will remain employed with us in the future. In addition, these our arrangements with our senior executive officers include only limited, if any, restrictions on our senior executive officers’ ability to compete with us after their employment is terminated.

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

To incentivize valuable employees to join and remain at our company, in addition to salary and other employee benefits, we have provided stock option and restricted stock unit awards that vest over time and, in some instances, subject to the achievement of performance milestones. The value to employees of such awards may be significantly affected by movements in our stock price, and current market conditions and extreme stock price volatility may diminish our ability to incentivize employees through the use of such awards.

If we are unsuccessful in our recruitment and retention efforts, our business may be harmed.

Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

Our employment arrangements generally include covenants not to compete. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work at all or for a sufficient duration of time to prevent members of our management team from competing with us. If we are unable to enforce these covenants not to compete, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our competitiveness may be diminished.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high expenditure single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.  In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Moreover, changes to the political landscape in the United States may impact the market sentiment surrounding the pharmaceutical industry.

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

If any of our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, export controls, sanctions, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;
●	business interruptions resulting from geopolitical actions, including war (such as Russia’s invasion of Ukraine) and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires, economic or political instability, sanctions, or public health emergencies, such as the COVID-19 pandemic, and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of protected health information. As another example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to the personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such California residents to exercise certain rights related to their personal information. The CCPA provides for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law. Several other states have also enacted data privacy laws, including Virginia, Colorado, Connecticut and Utah, all of which became or will become effective in 2023. In addition, data privacy and security laws have been proposed and other have been passed at the federal, state, and local levels in recent years. While some of these laws exempt data processed in the context of clinical trials, these developments may nonetheless further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the United Kingdom (UK) GDPR, impose strict requirements for processing personal information, and violators of these laws face significant penalties. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater, or we may be subject to private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent. In addition, the Swiss Federal Act on Data Protection, or DPA, also applies to the collection and processing of personal information, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The DPA has been revised, and the revised version and its revised ordinances will enter into force in September 2023.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries.  In particular, the European Economic Area (EEA), the UK and Switzerland have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.  If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business.  Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

In the ordinary course of our business, we or the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal information (such as health-related data), business plans, financial information, intellectual property, and trade secrets (collectively, sensitive information), and, as a result, we and the third parties upon which we rely face a variety of evolving threats.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We have incurred substantial losses during our history, do not expect to become profitable in the foreseeable future and may never achieve profitability. Net operating losses, or NOLs, of our Swiss subsidiary can be carried forward for seven years and will begin to expire commencing from 2025 for the NOLs generated in 2017 under applicable Swiss tax law. Under applicable U.S. federal income tax law, our federal net operating loss, or NOL, carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards may be limited. It is uncertain if and to what extent various states will conform to U.S. federal income tax law with respect to the treatment of NOL carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset taxable income may be limited, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

Our Amended Charter provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law (the “DGCL”), the Amended Charter or the Amended Bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine, provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Our Amended Charter further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act, subject to a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

GAIN THERAPEUTICS, INC.
(Registrant)

May 12, 2023	/s/ Matthias Alder
Date	Matthias Alder
Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	/s/ C. Evan Ballantyne
Date	C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)

May 12, 2023	/s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Director, Corporate Reporting
(Principal Accounting Officer)