Form 10-Q
period 2023-06-30
Gain Therapeutics, Inc.
filed 2023-08-10
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, the registrant had 12,699,422 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our in-licensed Site-Directed Enzyme Enhancement Therapy, or SEE-Tx®, platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use the SEE-Tx® platform;
●	our ability to identify, recruit and retain key personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including our anticipated cash runway;
●	our financial performance;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of worsening macroeconomic conditions, including heightened global inflation, actions taken by central banks to counter inflation, liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics including on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	other factors and assumptions described in this Quarterly Report.

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

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,319,925	$7,311,611
Marketable securities - current	9,873,209	12,826,954
Tax credits	160,730	103,877
Prepaid expenses and other current assets	954,584	848,854
Total current assets	$17,308,448	$21,091,296

Non-current assets:
Marketable securities - non current	$—	$1,941,488
Property and equipment, net	138,556	144,379
Internal-use software	204,549	213,967
Operating lease - right of use assets	559,771	659,933
Restricted cash	31,816	30,818
Long-term deposits and other non-current assets	17,734	17,506
Total non-current assets	952,426	3,008,091
Total assets	$18,260,874	$24,099,387

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$924,390	$1,626,100
Operating lease liability - current	235,798	229,080
Other current liabilities	3,247,233	2,106,756
Deferred income - current	1,069,107	55,180
Loans - current	111,636	108,135
Total current liabilities	$5,588,164	$4,125,251

Non-current liabilities:
Defined benefit pension plan	$174,185	$157,580
Operating lease liability - non-current	330,071	441,784
Deferred income - non-current	608,982	—
Loans - non-current	466,638	495,258
Total non-current liabilities	1,579,876	1,094,622
Total liabilities	$7,168,040	$5,219,873

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 12,632,327 issued and outstanding as of June 30, 2023; 11,883,368 issued and outstanding as of December 31, 2022.	1,263	1,189
Additional paid-in capital	62,298,733	57,358,895
Accumulated other comprehensive income	134,323	35,627
Accumulated deficit	(38,516,197)	(20,925,459)
Loss for the period	(12,825,288)	(17,590,738)
Total stockholders’ equity	11,092,834	18,879,514
Total liabilities and stockholders’ equity	$18,260,874	$24,099,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenues	$—	$95,102	$55,180	$132,640
Other income	—	—	—	7,468
Total revenues	$—	$95,102	$55,180	$140,108

Operating expenses:
Research and development	(3,987,943)	(2,582,224)	(6,779,148)	(4,138,664)
General and administrative	(3,743,171)	(2,689,263)	(6,236,930)	(4,466,306)
Total operating expenses	(7,731,114)	(5,271,487)	(13,016,078)	(8,604,970)

Loss from operations	$(7,731,114)	$(5,176,385)	$(12,960,898)	$(8,464,862)

Other income/(expense):
Interest income, net	129,929	59,899	281,964	58,248
Foreign exchange gain/(loss), net	(60,195)	40,212	(103,037)	59,374
Loss before income tax	$(7,661,380)	$(5,076,274)	$(12,781,971)	$(8,347,240)

Income tax	(26,589)	(9,146)	(43,317)	(10,823)

Net loss	$(7,687,969)	$(5,085,420)	$(12,825,288)	$(8,358,063)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.62)	$(0.43)	$(1.05)	$(0.70)
Weighted average common shares - basic and diluted	12,387,089	11,883,368	12,157,969	11,883,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,687,969)	$(5,085,420)	$(12,825,288)	$(8,358,063)
Unrealized gain/(loss) on available-for-sale securities	(1,247)	5,104	42,015	5,104
Defined benefit pension plan	(700)	3,765	(1,370)	7,914
Foreign currency translation	39,960	(40,135)	58,051	(67,941)
Other comprehensive income/(loss)	38,013	(31,266)	98,696	(54,923)
Comprehensive loss	$(7,649,956)	$(5,116,686)	$(12,726,592)	$(8,412,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Six Months Ended June 30, 2023	Shares	Amounts			Deficit
Balance as of December 31, 2022	11,883,368	$1,189	$57,358,895	$35,627	$(38,516,197)	$18,879,514
Stock-based compensation (Note 14)	67,400	6	1,949,708	—	—	1,949,714
Issuance of shares in at-the-market (ATM) offering (Note 13)	681,559	68	2,990,130	—	—	2,990,198
Defined benefit pension plan (Note 10)		—	—	(1,370)	—	(1,370)
Foreign currency translation		—	—	58,051	—	58,051
Net unrealized gain on available for sale securities (Note 4)		—	—	42,015	—	42,015
Net loss		—	—	—	(12,825,288)	(12,825,288)
Balance as of June 30, 2023	12,632,327	1,263	62,298,733	134,323	(51,341,485)	11,092,834

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended June 30, 2023	Shares	Amounts			Deficit
Balance as of March 31, 2023	12,087,142	$1,209	$58,694,827	$96,310	$(43,653,516)	$15,138,830
Stock-based compensation (Note 14)	67,400	6	1,384,276	—	—	1,384,282
Issuance of shares in at-the-market (ATM) offering (Note 13)	477,785	48	2,219,630	—	—	2,219,678
Defined benefit pension plan (Note 10)		—	—	(700)	—	(700)
Foreign currency translation		—	—	39,960	—	39,960
Net unrealized loss on available for sale securities (Note 4)		—	—	(1,247)	—	(1,247)
Net loss		—	—	—	(7,687,969)	(7,687,969)
Balance as of June 30, 2023	12,632,327	1,263	62,298,733	134,323	(51,341,485)	11,092,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Six Months Ended June 30, 2022	Shares	Amounts			Deficit
Balance as of December 31, 2021	11,883,368	$1,189	$55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation		—	612,095	—	—	612,095
Defined benefit pension plan		—	—	7,914	—	7,914
Foreign currency translation		—	—	(67,941)	—	(67,941)
Net unrealized gain on available for sale securities		—	—	5,104	—	5,104
Net loss		—	—	—	(8,358,063)	(8,358,063)
Balance as of June 30, 2022	11,883,368	1,189	56,444,556	(145,568)	(29,283,522)	27,016,655

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended June 30, 2022	Shares	Amounts			Deficit
Balance as of March 31, 2022	11,883,368	$1,189	$56,139,006	$(114,302)	$(24,198,102)	$31,827,791
Stock-based compensation		—	305,550	—	—	305,550
Defined benefit pension plan		—	—	3,765	—	3,765
Foreign currency translation		—	—	(40,135)	—	(40,135)
Net unrealized gain on available for sale securities		—	—	5,104	—	5,104
Net loss		—	—	—	(5,085,420)	(5,085,420)
Balance as of June 30, 2022	11,883,368	1,189	56,444,556	(145,568)	(29,283,522)	27,016,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022

Operating activities:
Net loss	$(12,825,288)	$(8,358,063)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,481	28,230
Stock-based compensation expense	1,796,640	612,095
Other non-cash items	(76,383)	(30,049)

Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(151,210)	(868,292)
Other non-current assets	(4,688)	—
Accounts payable and other liabilities	379,722	1,232,968
Defined benefit pension plan	9,951	70,967
Deferred income	1,592,996	(186,306)
Total changes in operating assets and liabilities	1,826,771	249,337
Cash used in operating activities	(9,238,779)	(7,498,450)

Cash flows from investing activities:
Purchase of property and equipment and internal use of software	(14,689)	(52,376)
Purchases of marketable securities	(1,956,350)	(14,844,856)
Maturity of marketable securities	7,123,125	—
Cash provided by/(used in) investing activities	5,152,086	(14,897,232)

Cash flows from financing activities:
Net proceeds from issuance of shares in at-the-market (ATM) offering (Note 13)	2,990,130	—
Payments of current portion of long-term debt	(43,858)	(36,611)
Cash provided by/(used in) financing activities	$2,946,272	$(36,611)
Effect of exchange rate changes	149,733	(143,875)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(990,688)	$(22,576,168)
Cash, cash equivalents and restricted cash at beginning of period	7,342,429	36,911,952
Cash, cash equivalents and restricted cash at end of period	$6,351,741	$14,335,784

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

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended June 30, 2023 and 2022.

The results for the periods ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

The Company has incurred recurring losses and negative cash flows from operations since its inception and has primarily funded these losses through the completion of its initial public offering (“IPO”) in March 2021, other equity financings and research grants. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

The Company’s ability to continue operations after our current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its pipeline, management may need to curtail the Company’s development efforts and planned operations to conserve cash.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland and Spain. The Company’s functional currency is U.S dollars (USD). The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland and Euro in Spain). Assets and liabilities reported in the consolidated balance sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of June 30, 2023 and December 31, 2022, accumulated currency translation adjustment recorded in accumulated other comprehensive loss amounted to $216,628 and $158,576.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, judgments and assumptions including those related to going concern assessment, recognition of accrued expenses, defined benefit pension liability, share-based compensation, and recognition of research grants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable by management under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected.

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of June 30, 2023 and December 31, 2022, internal-use software amount to $205 thousand and $214 thousand, respectively, and refer to the external and internal costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended June 30, 2023 and 2022 was $21 thousand and $15 thousand, respectively.

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

Stock-based Compensation and Warrants

The Company issues stock-based compensation with service-based, performance-based and market-based vesting conditions. The Company applies the fair value method of measuring equity-based compensation and warrants, which requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the corresponding expense in the statement of operations  over the period the participants are required to render service. Forfeitures are recognized as they occur.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. The Company determines the volatility and the expected term for awards granted based on an analysis of reported data for a peer group of similar biopharmaceutical companies. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be nil.

The Company recognizes expenses related to Restricted Stock Units (or RSUs) based on their fair market value, determined as the closing price on Nasdaq of the Company’s common stock as of the grant date, on a straight-line basis over the requisite service period. For Restricted Stock Units with market or performance -based vesting conditions (or PRSUs), the fair value at grant date is calculated using an option-pricing model (Monte Carlo Simulation) or based on management’s assessment of the likelihood of concurrence of the underlying performance, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of June 30, 2023 and December 31, 2022 common stock equivalents consisted of stock options, RSUs, PRSUs and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore, common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. There were no new accounting pronouncements effective in 2023 with a material impact on the Company’s consolidated financial statements.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	June 30,	December 31,
	2023	2022
Cash	3,553,451	2,910,446
Money market	2,766,474	4,401,165
Total cash and cash equivalents	$6,319,925	$7,311,611
Restricted cash	$31,816	$30,818

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

4. Marketable Securities

As of June 30, 2023, the Company reports $9.9 million of marketable securities within current assets, related to United States Treasury Securities (“USTS”). The USTS purchased have maturity dates ranging from July 2023 to April 2024, on a monthly basis, in tranches of $1.0 million each month. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy as the fair value is based on quoted market prices in active markets with a high level of daily trading volume.

The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains /losses and the estimated fair value as of June 30, 2023:

	June 30, 2023
			Gross	Gross
		Allowance for	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Credit Losses	Gains	Losses	Value
Marketable securities available for sale
Debt Securities - U.S. government treasury securities, current	9,925,473	—	—	(52,264)	9,873,209
Totals	$9,925,473	$—	$—	$(52,264)	$9,873,209

As of June 30, 2023, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which will be at maturity. Unrealized losses on available-for-sale debt securities as of June 30, 2023 were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, as of June 30, 2023, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Tax credits	160,730	103,877

Prepaid and deferred expenses	506,583	552,882
Other receivables	—	87,430
Prepaid D&O insurance costs	448,001	208,542
Total prepaid expenses and other current assets	$954,584	$848,854

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

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Computer	$81,244	$71,774
Furniture and fixtures	59,324	57,603
Leasehold improvements	32,343	31,437
Laboratory instruments	37,578	36,894
Total property and equipment	$210,489	$197,708
Less: accumulated depreciation	(71,933)	(53,329)
Property and equipment, net	$138,556	$144,379

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the six months ended June 30, 2023 and 2022 was $17,139 and $11,504, respectively.

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

	June 30,	December 31,
	2023	2022
Operating Lease
Operating lease- right of use assets	$559,771	$659,933

Operating lease liability - current	$235,798	$229,080
Operating lease liability - non-current	$330,071	$441,784
Weighted average remaining lease term - years	2.68	3.05
Weighted average discount rate	1.52	1.53

The operating lease expenses were as follows:

	June 30,	June 30,
	2023	2022
Operating lease costs	$122,127	$112,466

The future minimum lease payments for the Company’s operating leases as of June 30, 2023, are as follows:

Fiscal Year	Operating Leases
June 30, 2024	247,945
June 30, 2025	192,032
June 30, 2026	125,134
June 30, 2027	11,779
Total future minimum lease payments	576,890
Less amount representing interest or imputed interest	11,021
Present value of lease liabilities	$565,869

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of June 30, 2023 and December 31, 2022, accounts payable amounted to $0.9 million and $1.6 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Payable for social security and withholding taxes	$592,670	$256,798
Accrued payroll	715,990	660,556
Accrued expenses	1,753,880	1,082,091
Tax provision	184,693	107,311
Total other current liabilities	$3,247,233	$2,106,756
Deferred income	1,678,089	55,180
Total other current liabilities and deferred income	$4,925,322	$2,161,936

Accrued payroll refers to accruals for year-end bonuses, accrued vacations and overtime to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Deferred income refers to the upfront payment that the Company has received in the second quarter of 2023 after the successful application regarding Research and Development Grants with Innosuisse.

Tax provision refers to a tax payable due to the Spanish Tax Authorities related to taxable income generated in Spain.

10. Pension Obligations

Net pension obligation related to the Company’s defined pension plan refers only to Swiss employees and as of June 30, 2023 and December 31, 2022, can be summarized as follows:

	June 30,	December 31,
	2023	2022
Reconciliation of funded status:
Funded status beginning of period	$(157,580)	$(329,458)
Expense	(73,523)	(179,924)
Employer contribution	64,014	123,193
Translation differences	(5,726)	1,478
Change in accumulated other comprehensive income	(1,370)	227,131
Funded status at end of period	$(174,185)	$(157,580)

Component of net periodic pension costs:
Service cost	$71,187	$169,709
Interest cost	9,487	3,376
Expected return on plan assets	(5,805)	(9,000)
Amortization of (gain)/losses	—	16,753
Amortization of prior service cost	(1,346)	(914)
Total	$73,523	$179,924

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

The future payments under the loan are reported in the table below:

		June, 30
	Total	2024	2025	2026	2027	2028	Thereafter
Loan	$578,274	111,636	89,309	89,309	89,309	89,309	109,402

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

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
June 30, 2023:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	9,873,209	—	—
Debt securities - U.S. government treasury securities, non-current	—	—	—
Total marketable securities available for sale	$9,873,209	—	—

Cash equivalents:
Money market funds	2,766,474	—	—
Total cash equivalents	$2,766,474	—	—

Total financial assets	$12,639,683	—	—

December 31, 2022:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	12,826,954	—	—
Debt securities - U.S. government treasury securities, non-current	1,941,488	—	—
Total marketable securities available for sale	$14,768,442	—	—

Cash equivalents:
Money market funds	4,401,165	—	—
Total cash equivalents	$4,401,165	—	—

Total financial assets	$19,169,607	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common and Preferred Stock

As of June 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of June 30, 2023 and December 31, 2022, there were 12,632,327 and 11,883,368 shares of common stock respectively, $0.0001 par value, issued and outstanding.

In May 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald, Inc. (“Cantor”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of common stock, having an aggregate offering price of up to $16.0 million (the “ATM Program”). Sales under the ATM Program are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 issued under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, through a market maker or as otherwise agreed by the Company and Cantor. During the six months ended June 30, 2023, the Company sold an aggregate of 681,559 shares of common stock under the ATM Program at an average selling price of $4.86 per share for aggregate gross proceeds of $3.3 million (of which $0.3 million reflect sales commissions and other offering expenses).

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2022	1,879,662	$2.94	$4.42
Options granted	721,851	3.40	4.81
Options exercised	—	—	—
Options cancelled/forfeited	(1,762)	2.42	3.38
Options outstanding as of June 30, 2023	2,599,751	$3.06	$4.53

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the periods ended June 30, 2023 and 2022 were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2023	2022
Grant date fair value	$3.40	$2.88
Volatility	77%	80%
Expected term (years)	6.60	7.00
Risk-free interest rate	3.49	3.14
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s RSUs and PRSUs activity for the six months ended June 30, 2023:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2022	303,050	$1.18
Granted	362,500	4.41
Vested	(67,400)	4.37
Cancelled/forfeited	—	—
Outstanding as of June 30, 2023	598,150	$2.78

In December 2021, the Compensation Committee of the Board approved 200,000 awards of performance-based restricted stock units (“PRSUs”) to an executive officer of the Company, subject to vesting on the achievement of certain services, business development and clinical development performance criteria. The grant date fair value for these PRSUs award was determined to be nil under ASC 718 based upon a determination that as of the grant date, it was not probable that the performance conditions will be achieved. The Company evaluates the performance targets in the context of its business development plan and product candidates’ development pipeline and recognized compensation expense based on the probable number of PRSUs that will ultimately vest. The potential fair value for the PRSU award, based on achieving the maximum level of performance under the award as of the grant date, was calculated to be $1.1 million, using the closing price of the Company’s common stock at grant date.

In April 2023, the Compensation Committee of the Board approved 100,000 awards of performance-based restricted stock units (“PRSUs”) to an executive officer of the Company, subject to vesting on the achievement of certain services, financing and business development performance and market criteria. The grant date fair value for the PRSUs with financing and business development performance was determined based on the closing price of the Company’s common stock at grant date and for the PRSUs with market condition, through an option-pricing model (Monte Carlo Simulation).

Options, RSUs and PRSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options, RSUs and PRSUs, granted to employees and non-employees, has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Research and development	244,393	149,175	409,758	263,293
General and administrative	1,080,099	156,375	1,478,208	348,802
Total stock-based compensation	$1,324,492	$305,550	$1,887,966	$612,095

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

On May 6, 2021, the Company entered into an investment banking services and financial advisory agreement and issued equity-classified warrants to investment bank designees to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at $1.0 million. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants was fully recognized on a straight-line basis over the service period as general and administrative expense. As of June 30, 2023, no warrants have been exercised or exchanged.

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Options to purchase common stock	2,515,314	1,191,403	2,222,188	1,076,448
RSUs, PRSUs	607,514	200,000	464,631	200,000
Warrants to purchase common stock	425,387	425,387	425,387	425,387

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

As of June 30, 2023 and December 31, 2022, there were no receivables and payables, revenues or expenses with Minoryx.

19. Commitments

As of June 30, 2023, the Company had research commitments for $2.1 million for activities that will be performed before the end of Q2 2024.

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

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that SEE-Tx® is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the protein’s active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to restore or disrupt the function of proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our pipeline programs.  Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier where necessary.

We have generated an extensive preclinical data package providing evidence of the mechanism of action and effect of our lead product candidate GT-02287 for the treatment of GBA1 Parkinson’s disease, including restoration of GCase function, reduction of toxic lipid substrates and toxic forms of alpha-synuclein, improved survival of dopaminergic neurons, increased dopamine levels and improved locomotor function in animal models. We plan to present results of additional in vivo studies in Parkinson’s disease models at scientific conferences in 2023. In July, we submitted the application to conduct a Phase 1 clinical trial in Australia and expect to initiate that study in the second half of 2023. The Phase 1 clinical trial will evaluate the administration of both single and multiple ascending dose levels of GT-02287 in healthy volunteers to assess safety and pharmacokinetics.

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

In response to the current financing environment, we continue to streamline our operational plans to become more capital efficient and remain opportunistic in the pursuit of partnering opportunities for our pipeline programs, including our lead program in Parkinson’s disease and our lysosomal storage disease programs, and of drug discovery collaborations applying our computational SEE-Tx® drug discovery platform to protein targets of interest to collaboration partners. In addition, we expect to continue to develop our alpha-1 antitrypsin deficiency program and our oncology programs while seeking non-dilutive funding in order to continue or progress our other research programs.

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

In March 2021, we completed our initial public offering (IPO) of approximately 4.1 million shares of our common stock at a price of $11.00 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $40.5 million, net of the underwriting discounts and commissions and other expenses. From inception through June 30, 2023, we have raised an aggregate of $63 million of gross proceeds through equity financings, including the issuance of convertible preferred stock, our IPO and sales under our ATM Program.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $16.2 million. We have incurred recurring losses and negative cash flows from operations since inception and as of June 30, 2023 and December 31, 2022, had an accumulated deficit of $51.3 million and $38.5 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

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

The war in Ukraine, global geopolitical tension, and the post COVID-19 environment continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Recently worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, liquidity concerns at and failures of banks and other financial institutions, volatility in the capital markets, and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. For additional discussion of our financing requirements, see “—Liquidity and Capital Resources” and “—Funding Requirements” below.

Strategic Transactions; Collaboration and Licensing Agreements

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
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Preclinical activities and outside services	2,670,956	$1,721,954	$4,347,660	$2,516,250	$
Personnel expenses	1,122,292	816,258	2,102,868	1,543,212
Other	252,433	77,439	386,358	147,338
Research grants	(57,738)	(33,427)	(57,738)	(68,136)
Total research and development expenses	3,987,943	$2,582,224	$6,779,148	$4,138,664	$

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Revenues:
Collaboration agreements	—	95,102	(95,102)	55,180	132,640	(77,460)
Other income	—	—	—	—	7,468	(7,468)
Total revenues	$—	$95,102	$(95,102)	$55,180	$140,108	$(84,928)

Operating expenses:
Research and development	(3,987,943)	(2,582,224)	1,405,719	(6,779,148)	(4,138,664)	2,640,484
General and administrative	(3,743,171)	(2,689,263)	1,053,908	(6,236,930)	(4,466,306)	1,770,624
Total operating expenses	(7,731,114)	(5,271,487)	2,459,627	(13,016,078)	(8,604,970)	4,411,108

Loss from operations	$(7,731,114)	$(5,176,385)	$2,554,729	$(12,960,898)	$(8,464,862)	$4,496,036

Interest income, net	129,929	59,899	70,030	281,964	58,248	223,716
Foreign exchange gain/(loss), net	(60,195)	40,212	(100,407)	(103,037)	59,374	(162,411)
Loss before income tax	$(7,661,380)	$(5,076,274)	$2,585,106	$(12,781,971)	$(8,347,240)	$4,434,731

Income tax	(26,589)	(9,146)	17,443	(43,317)	(10,823)	32,494
Net loss	$(7,687,969)	$(5,085,420)	$2,602,549	$(12,825,288)	$(8,358,063)	$4,467,225

Net loss per ordinary share:
Basic and diluted loss per share	(0.62)	(0.43)	0.19	(1.05)	(0.70)	0.35
Weighted-average ordinary shares used in per share calculations – basic and diluted	12,387,089	11,883,368		12,157,969	11,883,368

Comparison of the Three Months ended June 30, 2023 and 2022

Revenues

For the three months ended June 30, 2023 and 2022, total revenues were nil and $95 thousand, respectively, and consisted mainly of income from the Zentalis Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased by $1.4 million to $4.0 million for the three months ended June 30, 2023 as compared to $2.6 million for the three months ended June 30, 2022. The increase in research and development expenses for the three months ended June 30, 2023 was primarily attributable to an increase in third party services related to research and development of our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $3.7 million for the three months ended June 30, 2023 as compared to $2.7 million for the three months ended June 30, 2022. The increase in general and administrative expenses for the three months ended June 30, 2023 was primarily attributable to an increase in legal fees relating to intellectual property and general corporate matters, professional fees for accounting services and increases in personnel-related costs.

Comparison of the Six Months ended June 30, 2023 and 2022

Revenues

For the six months ended June 30, 2023 and 2022, total revenues were $55 thousand and $140 thousand, respectively, and consisted mainly of income from the Zentalis Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased by $2.7 million to $6.8 million for the six months ended June 30, 2023 as compared to $4.1 million for the six months ended June 30, 2022. The increase in research and development expenses for the six months ended June 30, 2023 was primarily attributable to an increase in third party services related to research and development of our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million to $6.2 million for the six months ended June 30, 2023 as compared to $4.5 million for the six months ended June 30, 2022. The increase in general and administrative expenses for the six months ended June 30, 2023 was primarily attributable to an increase in legal fees relating to intellectual property and general corporate matters, professional fees for accounting services  and increases in personnel-related costs.

Interest income, net

Interest income, net increased by $0.2 million to $0.3 million for the six months ended June 30, 2023 as compared to $0.1 million for the six months ended June 30, 2022. The increase in interest income, net is mainly attributable to interest income derived from our investment in available for sale treasury securities.

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

As of June 30, 2023, and December 31, 2022, we had $16.2 million and $22.1 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $51.3 million and $38.5 million, respectively. We had indebtedness of $0.58 million and $0.60 million as of June 30, 2023 and December 31, 2022, respectively. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

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

In May 2022, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings, which we refer to as our ATM Program. Cantor is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement are sold pursuant to the Shelf Registration Statement and count towards the limit of the Baby Shelf Rule. Our common stock is sold at prevailing market prices at the time of sale, and as a result, prices may vary. During the six months ended June 30, 2023, we sold an aggregate of 681,559 shares of common stock at an average price of $4.86 per share, raising gross proceeds of $3.3 million, which includes $0.3 million in sales and commissions and other offering expenses. We have approximately $12.7 million of remaining capacity under the ATM Program as of June 30, 2023.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2023	2022

Cash used in operating activities	$(9,238,779)	$(7,498,450)
Cash (used in)/provided by investing activities	5,152,086	(14,897,232)
Cash (used in)/provided by financing activities	2,946,272	(36,611)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(990,688)	$(22,576,168)

Cash Flows from Operating Activities

During the six months ended June 30, 2023 and 2022, we used $9.2 million and $7.5 million of cash, respectively, in operating activities, primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $5.0 million primarily due to maturity of marketable securities for $7.2 million partially offset by the purchase of marketable securities for $2.0 million.

During the six months ended June 30, 2022, net cash used in investing activities was $15 million, primarily due to purchases of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was approximately $3.0 million mainly related to the ATM Program.

During the six months ended June 30, 2022, cash used in financing activities was approximately $40 thousand, related to the payments of current portion of long-term debt.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
◾	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, (including calss claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
◾	global and macroeconomic conditions, including worldwide economic, political and social instability could adversely affect our revenue, financial condition, or results of operations.

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

The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of preclinical development and testing and clinical trials of our product candidates; obtaining necessary regulatory approvals from the FDA and comparable foreign regulatory authorities; establishing manufacturing, sales and marketing arrangements with third parties;

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

We are a preclinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have not yet begun or successfully completed any clinical trials, completed Investigational New Drug (“IND”) enabling or Good Laboratory Practice (“GLP”) compliant studies for any of our product candidates, manufactured our products candidates at clinical or commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Quarterly Report:

●	our ability to obtain additional funding to develop our product candidates, the extent to which we are able to obtain such funding on favorable terms, and changes to our operations or strategy that may be necessitated due to the need for additional funding;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	our ability to successfully commercialize product candidates for which we obtain regulatory approval, within expected timelines or at all;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or comparable foreign strategies, or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism and wars, including Russia’s invasion of Ukraine;
●	the impact of other global and macroeconomic conditions, including heightened inflation and rising interest rates, liquidity concerns at and failures of banks and other financial institutions, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices; and
●	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We may conduct certain of our clinical trials for our product candidates outside of the U.S. which, among other risks, exposes us to the possibility that the FDA and other comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We expect to complete the preclinical development and submit the regulatory dossier to the Human Research Ethics Committee in Australia to initiate a first-in-human Phase 1 clinical trial in our Parkinson’s disease program. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

By extension, clinical trials that are predominantly conducted in the United States or primarily based on feedback from the FDA may not result in sufficiently diverse patient populations to warrant approval in other countries (for example, Japan) or those other comparable foreign regulatory authorities may have differences of opinion on appropriateness of trial design or differences in interpretation of some data. In those situations, approvals in other countries outside the United States may be delayed or never approved, which would materially detract from the commercial success of any impacted product candidates.

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

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective CROs and study sites;
●	developing a stable formulation of a product candidate;
●	manufacturing sufficient quantities of a product candidate; and
●	obtaining institutional review board (“IRB”) approval or ethic committee opinions to conduct a clinical trial at a prospective site.

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other comparable foreign regulatory authorities due to a number of factors, including:

●	ongoing discussions with the FDA or other comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
●	failure to conduct clinical trials in accordance with regulatory requirements;
●	lower than anticipated recruitment or retention rate of patients in clinical trials;
●	inspection of the clinical trial operations or study sites by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold;
●	lack of adequate funding to continue clinical trials;
●	negative results of clinical trials;
●	investigational drug product out-of-specification; or

●	nonclinical or clinical safety observations, including adverse events and SAEs.

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

Further, we and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. Obtaining FDA and comparable foreign regulatory authority approval is a lengthy, expensive and uncertain process. If required regulatory registrations or approvals are delayed, denied, withdrawn, suspended or varied or if the regulatory authorities question the efficacy of our new small molecules as a treatment, such events are likely to have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.

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

We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. We may not be able to demonstrate the safety and efficacy of our STAR molecules in our clinical trials. Even if our clinical trials demonstrate acceptable safety and efficacy of STAR molecules for a targeted disease, the labeling we obtain through negotiations with the FDA or comparable foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. We may face similar setbacks or failures. Different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or comparable foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld, varied or withdrawn. Regulatory delays or rejections may also be encountered as a result of many other factors, including changes in regulatory policy during the period of product development.

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

To obtain FDA or comparable foreign regulatory authority approval to market a new pharmaceutical product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per study. Delays in clinical trials for our product candidates may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of stable and qualified materials under current good manufacturing practices (“cGMPs”) for use in clinical trials; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients, which is a common issue in studies for rare disorders such as the indications we are currently pursuing; modification of clinical trial protocols; changes in regulatory requirements for clinical trials; the lack of effectiveness during clinical trials; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical trials due to the investigatory authority responsible for overseeing the trial at a particular trial site; and government or regulatory delays or “clinical holds” requiring suspension or termination of the studies.

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

In addition, we are still in the drug discovery and preclinical development stage for our product candidates and have not yet begun discussions with the FDA or comparable foreign regulatory authorities as to the design, structure and number of clinical trials that our product candidates would require for approval. Consequently, we may be unable to successfully and efficiently advance any candidates we select for clinical trials or execute and complete necessary GLP-compliant preclinical and IND-enabling studies in a way that leads to IND submission and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of any product candidates that we develop. Failure to commence or complete, or delays in, future planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

We are subject to extensive and costly government regulation.

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments and their respective foreign equivalents. The FDA and comparable foreign regulatory authorities regulate the research, development, preclinical studies and clinical trials, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of biopharmaceutical products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained the FDA’s or comparable foreign regulatory authorities’ approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated medical uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, suspended or varied, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

If we, our collaborators, or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production, distribution, manufacturing or clinical trials; civil penalties; withdrawals, suspension or variation of previously approved marketing applications or licenses; recommendations by the FDA or comparable foreign other regulatory authorities against governmental contracts; and/or criminal prosecutions.

If we decide to pursue a Fast Track Designation, or comparable foreign regulatory procedures, for some of our product candidates, it may not lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation, or comparable foreign regulatory procedures, for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. The EMA has a similar program called PRIME.

If we decide to seek Orphan Drug Designation for some of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for one or more of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and European countries, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as a tax credit. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs for rare diseases, regardless of whether the drugs are designated for the orphan use. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances.

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

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan drug by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b)  the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan medicinal product designation, entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Orphan Drug Designation in the United States, or orphan medicinal product designation the EU, neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation in the United States, or orphan medicinal product designation the EU, for our product candidates, we may never receive such designation.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

Following completion of clinical trials, the results are evaluated and, depending on the outcome, an NDA is submitted to the FDA to obtain the FDA’s approval of the product and authorization to commence commercial marketing. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study and other commitments or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs: six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final review by the FDA and action varies greatly but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA is approved. Comparable procedures and limitations are applicable in the EU and in other jurisdictions.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates have been determined to be safe and effective, and we have not submitted an IND or an NDA to the FDA or an equivalent application to any comparable foreign regulatory authorities for any of our product candidates.

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

SAEs or undesirable side effects from our product candidates could arise either during development or, if approved, after the approved product has been marketed. The results of future clinical trials may show that our product candidates cause SAEs or undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other comparable foreign regulatory authorities.

If any of our product candidates cause SAEs or undesirable side effects or suffer from quality control issues:

●	regulatory authorities may impose a clinical hold or REMS, or comparable foreign regulatory strategies, which could result in substantial delays, significantly increase the cost of development, and/or adversely impact our ability to continue development of the product;
●	regulatory authorities may require the addition of statements, specific warnings, or contraindications to the product label, or restrict the product’s indication to a smaller potential treatment population;
●	we may be required to change the way the product is administered or conduct additional clinical trials;
●	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
●	we may be required to limit the participants who can receive the product;
●	we may be subject to limitations on how we promote the product;
●	we may, voluntarily or involuntarily, initiate field alerts for product recall, which may result in shortages;
●	sales of the product may decrease significantly;

●	regulatory authorities may require us to take our approved product off the market;
●	we may be subject to litigation or product liability claims, and
●	our reputation may suffer.

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

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with the FDA’s and others’ requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw product approval. Equivalent requirements and penalties are provided in the EU both at EU level and at national level in individual EU Member States.

Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.

Even if the FDA or a comparable foreign regulatory authority approves one or more of our product candidates, physicians and patients may not accept it or use it. Even if physicians and patients would like to use our products, our products may not gain market acceptance among healthcare payors such as managed care formularies, insurance companies or government programs such as Medicare or Medicaid or comparable foreign programs. Acceptance and use of our products will depend upon a number of factors including: perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug or device product; cost-effectiveness of our product relative to competing products; availability of reimbursement for our product from government or other healthcare payors; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

●	cost-effectiveness;
●	the safety and effectiveness of our products, including any significant potential side effects (including drowsiness and dry mouth), as compared to alternative products or treatment methods;
●	the timing of market entry as compared to competitive products;
●	the rate of adoption of our products by doctors and nurses;
●	product labeling or product insert required by the FDA and comparable foreign regulatory authorities for each of our products;

●	reimbursement policies of government and third-party payors, and the willingness of patients to pay out of pocket in the absence of adequate third-party payor coverage and reimbursement;
●	effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and
●	unfavorable publicity concerning our products or any similar products.

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

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

●	changes in direction of our research and development programs;
●	the time and expense for preclinical studies and clinical trials for our product candidates;
●	the time and costs involved in obtaining regulatory approval for our product candidates;
●	the cost increases and other potential impacts of macroeconomic factors, including heightened inflation and rising interest rates, liquidity concerns at and failures of banks and other financial institutions, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices, costs associated with protecting our intellectual property rights;
●	successful commercialization of our product candidates;
●	competitive and technical advances;
●	patent development or regulatory changes;
●	development of marketing and sales capabilities;
●	payments received under current and future collaboration agreements, if any; and
●	market acceptance of our products.

Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash. We expect to finance our operations through a combination of equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We do not currently have any other committed external sources of funds. To the extent we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams.

We will require substantial additional funds to support our research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all, including as a result of actions taken by central banks to counter inflation, volatility in the capital markets, liquidity concerns at and failures of banks and other financial institutions and related market uncertainty.  If we do not succeed in raising additional funds on acceptable terms or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, we may need to curtail our development efforts and planned operations to conserve cash.

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

In the EU, following grant of a related marketing authorization, innovative medicinal products generally benefit from eight years of data exclusivity and ten years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product. After this period, an application for marketing authorization for a generic or biosimilar product may be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of eleven years if, during the first eight years following authorization of the reference product, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is, however, no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. In the EU, there is also a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of a related application for marketing authorization. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product.

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

Other companies may succeed in developing products earlier than us, obtaining FDA or comparable foreign regulatory authority approval for products more rapidly, or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive, or result in treatments or cures superior to any therapy we develop. For example, other companies may succeed in developing a technology that addresses protein misfolding and proves to be more effective or is more readily accepted than STARs. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

We may not be able to obtain marketplace acceptance for any of our product candidates as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA or comparable foreign regulatory authorities, and if they are commercialized before ours they may establish a strong market position before we are able to enter the market. Even if our products are successfully developed and approved for use by all governing regulatory bodies, physicians and patients may not accept our products as a treatment of choice.

The pharmaceutical research industry is diverse, complex, and rapidly changing, and inherently involves significant and numerous business risks. The effects of competition, intellectual property disputes, market acceptance, and FDA and comparable foreign regulatory authority regulations, among other factors described herein, preclude us from forecasting revenues or income with certainty or even confidence.

Our business and operations may be adversely affected by health epidemics or pandemics.

Our business and operations may be adversely affected by pandemics or epidemics, including due to business interruptions caused by travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders, shutdowns requested or mandated by governmental authorities, or staffing shortages while employees quarantine as a result of exposure to or transmission of the virus. In addition, health epidemics or pandemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the U.S. economy and financial markets.

The COVID-19 pandemic and the resulting post-pandemic environment has impacted clinical site activation and patient enrollment. Clinical trial sites have experienced limited capacity and staffing shortages in a post-COVID-19 environment, partially due to personnel having been reassigned during the pandemic, resulting in a backlog of patient enrollment and delayed site initiations across the industry. Our inability to successfully recruit and retain patients and principal investigators and site staff could adversely impact our expected future clinical trial operations.

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

We and our CROs are required to comply with the FDA’s Good Clinical Practices (“GCPs”) and foreign equivalents for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA or comparable foreign regulatory authorities may determine that our clinical trials did not comply with applicable GCPs requirements. In addition, our clinical trials will require enrollment and participation of a sufficiently large number of patients to evaluate the effectiveness and safety of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants, our clinical trials may be delayed or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to any specifications previously submitted to the FDA or another comparable foreign regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected. In addition, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers) as a result of pandemics or epidemics, global geopolitical conflicts or broader global supply chain disruptions, may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. For example, supply chain issues occurred as a result of the COVID-19 pandemic and may continue to occur due to the war between Ukraine and Russia and sanctions resulting therefrom, and global geopolitical tension, including as a result of impacts on energy availability and prices and natural materials availability and prices. We also have a third-party manufacturer in China, which may be impacted by heightened tensions between the United States and China. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA or comparable foreign regulatory authority approval for one or more of our products or prevent such approval entirely. Any such delays or failures to obtain regulatory approval could cause our prospects to suffer significantly.

Failure by our third-party manufacturers to comply with the regulatory guidelines set forth by the FDA or comparable foreign regulatory authorities with respect to our product candidates could delay or prevent the completion of clinical trials, the approval of any product candidates or the commercialization of our products.

Third-party manufacturers must be inspected by the FDA and comparable foreign regulatory authorities for cGMP compliance before they can produce commercial products.

We may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected.

Manufacturers are obligated to operate in accordance with requirements mandated by the FDA or comparable foreign regulatory authorities. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials, may delay or prevent filing or approval of marketing applications for our products, and may cause delays or interruptions in the availability of our products for commercial distribution following approval by the FDA or a comparable foreign regulatory authority. This could result in higher costs to us or deprive us of potential product revenues.

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the Drug Enforcement Administration (“DEA”) and corresponding state and foreign regulatory authorities to monitor and ensure strict compliance with cGMP requirements and other requirements under federal drug laws, other government regulations and corresponding foreign laws, regulations and standards. If we or our third-party manufacturers fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure by the government or competent regulatory authorities to grant marketing approval of drugs, delays, suspension, variation or withdrawal of approvals, seizures or recalls of product, shutdown of the manufacturer, invalidation of drug lots or processes, operating restrictions, product recalls and criminal prosecutions.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, disruptions in access to bank deposits and lending commitments due to bank failures, declines in economic growth, increases in unemployment rates, supply chain disruptions, heightened interest rates and inflation, stock volatility, as well as uncertainty about economic stability. Such conditions may continue or worsen in the future. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s invasion of Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Due to the intense competition for talent, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. We may also face increased costs in attracting and retaining personnel as a result of heightened global inflation.

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

Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations including comparable foreign laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations, and foreign equivalent laws and regulations. These laws will impact, among other things, our proposed clinical research, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business, as well as foreign data privacy and security laws and regulations. The laws that will affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	HIPAA, which created new federal criminal statutes that prohibit a person from, among other things, knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by HITECH and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and certain health care providers, and their respective business associates and covered subcontractors;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the Patient Protection and Affordable Care Act (“ACA”), that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws and foreign law equivalents that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures, state laws and foreign law equivalents that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or competent regulatory authority or to adopt compliance programs as prescribed by applicable laws and regulations, or that otherwise restrict payments that may be made to healthcare professionals; and
●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.

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

Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.   For example, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high expenditure single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.  In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Moreover, changes to the political landscape in the United States may impact the market sentiment surrounding the pharmaceutical industry.

In addition, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 will apply as of January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other comparable foreign programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

If any of our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, export controls, sanctions, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;
●	business interruptions resulting from geopolitical actions, including war (such as Russia’s invasion of Ukraine) and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires, economic or political instability, sanctions, or public health emergencies, and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of protected health information. As another example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to the personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such California residents to exercise certain rights related to their personal information. The CCPA provides for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law. Several other states have also enacted data privacy laws, including Virginia, Colorado, Connecticut and Utah, all of which became or will become effective in 2023. In addition, data privacy and security laws have been proposed and others have been passed at the federal, state, and local levels in recent years. While some of these laws exempt data processed in the context of clinical trials, these developments may nonetheless further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United

Kingdom GDPR (UK GDPR) impose strict requirements for processing personal information, and violators of these laws face significant penalties. For example, under GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, in either case, whichever is greater, or we may be subject to private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent. In addition, the Swiss Federal Act on Data Protection, or FADP, also applies to the collection and processing of personal information, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies must comply with the revised version of the FADP and its revised ordinances from September 2023 which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries.  In particular, the European Economic Area (“EEA”), the UK and Switzerland have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.  If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business.  Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations.  Governments have passed and are likely to pass additional laws regulating generative AI.  Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands.  Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive Company information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

Our stock price has been highly volatile since our IPO and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in our preclinical studies and any other future clinical development programs, including any delays related to the health epidemics or pandemics or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements of changes to our operational focus, including changes to the programs we are actively developing;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA or comparable foreign regulatory authority approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third-party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;
●	changes in accounting principles;
●	general economic, industry and market conditions, heightened inflation and measures taken by central banks to combat inflation, exchange rate fluctuations, supply chain disruptions and increasing commodity, energy and fuel prices;
●	the impact of political instability, natural disasters, events of terrorism and/or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

We have incurred substantial losses during our history, do not expect to become profitable in the foreseeable future and may never achieve profitability. Net operating losses, or NOLs, of our Swiss subsidiary can be carried forward for seven years and will begin to expire commencing from 2025 for the NOLs generated in 2017 under applicable Swiss tax law. Under applicable U.S. federal income tax law, our federal NOL carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards may be limited. It is uncertain if and to what extent various states will conform to U.S. federal income tax law with respect to the treatment of NOL carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset taxable income may be limited, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
10.1	Employment Agreement, by and between the Company and Evan Ballantyne, dated April 10, 2023.	8-K	001-40237	10.1	4/12/2023
10.2	Separation Agreement and Release, by and between GT Gain Therapeutics SA and Salvatore Calabrese, dated April 27, 2023.	8-K	001-40237	10.1	4/28/2023
10.3*	Form of Indemnification Agreement for Officers and Directors.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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

GAIN THERAPEUTICS, INC.
(Registrant)

August 10, 2023	/s/ Matthias Alder
Date	Matthias Alder
Chief Executive Officer
(Principal Executive Officer)

August 10, 2023	/s/ C. Evan Ballantyne
Date	C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)

August 10, 2023	/s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Director, Corporate Reporting
(Principal Accounting Officer)