Form 10-Q
period 2023-09-30
Gain Therapeutics, Inc.
filed 2023-11-14
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, the registrant had 12,910,342 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	our ability to continue as a going concern;
●	our needs for additional financing;
●	the success of our efforts, and those of our advisors, in exploring, and possibly executing on, our strategic alternatives, while preserving our cash balance to the extent practicable;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our in-licensed Site-Directed Enzyme Enhancement Therapy, or SEE-Tx®, platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use the SEE-Tx® platform;
●	our ability to identify, recruit and retain key personnel;
●	our ability to accurately estimate anticipated operating losses, expenses, future revenues, capital requirements, including our anticipated cash runway;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of worsening macroeconomic conditions, including heightened global inflation, actions taken by central banks to counter inflation, liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics including on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and the conflict between Hamas and Israel; and
●	other factors and assumptions described in this Quarterly Report.

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

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,272,501	$7,311,611
Marketable securities - current	7,960,311	12,826,954
Tax credits	101,911	103,877
Prepaid expenses and other current assets	906,834	848,854
Total current assets	$13,241,557	$21,091,296

Non-current assets:
Marketable securities - non current	$—	$1,941,488
Property and equipment, net	127,393	144,379
Internal-use software	189,242	213,967
Operating lease - right of use assets	490,759	659,933
Restricted cash	31,145	30,818
Long-term deposits and other non-current assets	17,352	17,506
Total non-current assets	855,891	3,008,091
Total assets	$14,097,448	$24,099,387

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,376,859	$1,626,100
Operating lease liability - current	231,164	229,080
Other current liabilities	2,692,587	2,106,756
Deferred income - current	1,353,541	55,180
Loans - current	109,281	108,135
Total current liabilities	$5,763,432	$4,125,251

Non-current liabilities:
Defined benefit pension plan	$160,512	$157,580
Operating lease liability - non-current	263,460	441,784
Deferred income - non-current	144,339	—
Loans - non-current	434,938	495,258
Total non-current liabilities	1,003,249	1,094,622
Total liabilities	$6,766,681	$5,219,873

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 12,782,861 issued and outstanding as of September 30, 2023; 11,883,368 issued and outstanding as of December 31, 2022.	1,278	1,189
Additional paid-in capital	63,298,577	57,358,895
Accumulated other comprehensive income	90,660	35,627
Accumulated deficit	(38,516,197)	(20,925,459)
Loss for the period	(17,543,551)	(17,590,738)
Total stockholders’ equity	7,330,767	18,879,514
Total liabilities and stockholders’ equity	$14,097,448	$24,099,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenues	$—	$—	$55,180	$132,640
Other income	—	—	—	7,468
Total revenues	$—	$—	$55,180	$140,108

Operating expenses:
Research and development	(2,367,482)	(1,964,784)	(9,146,630)	(6,103,448)
General and administrative	(2,517,523)	(2,786,200)	(8,754,453)	(7,252,506)
Total operating expenses	(4,885,005)	(4,750,984)	(17,901,083)	(13,355,954)

Loss from operations	$(4,885,005)	$(4,750,984)	$(17,845,903)	$(13,215,846)

Other income/(expense):
Interest income, net	106,000	153,332	387,964	211,580
Foreign exchange gain/(loss), net	82,198	43,491	(20,839)	102,865
Loss before income tax	$(4,696,807)	$(4,554,161)	$(17,478,778)	$(12,901,401)

Income tax	(21,456)	(4,048)	(64,773)	(14,871)

Net loss	$(4,718,263)	$(4,558,209)	$(17,543,551)	$(12,916,272)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.38)	$(1.42)	$(1.09)
Weighted average common shares - basic and diluted	12,701,401	11,883,368	12,342,031	11,883,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(4,718,263)	$(4,558,209)	$(17,543,551)	$(12,916,272)
Unrealized gain/(loss) on available-for-sale securities	30,025	(103,142)	72,040	(98,038)
Defined benefit pension plan	(642)	3,569	(2,012)	11,483
Foreign currency translation	(73,046)	(51,759)	(14,995)	(119,700)
Other comprehensive income/(loss)	(43,663)	(151,332)	55,033	(206,255)
Comprehensive loss	$(4,761,926)	$(4,709,541)	$(17,488,518)	$(13,122,527)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Nine Months Ended September 30, 2023	Shares	Amounts			Deficit
Balance as of December 31, 2022	11,883,368	$1,189	$57,358,895	$35,627	$(38,516,197)	$18,879,514
Stock-based compensation (Note 14)	159,362	15	2,792,523	—	—	2,792,538
Issuance of shares in at-the-market (ATM) offering (Note 13)	740,131	74	3,147,159	—	—	3,147,233
Defined benefit pension plan (Note 10)		—	—	(2,012)	—	(2,012)
Foreign currency translation		—	—	(14,995)	—	(14,995)
Net unrealized gain on available for sale securities (Note 4)		—	—	72,040	—	72,040
Net loss		—	—	—	(17,543,551)	(17,543,551)
Balance as of September 30, 2023	12,782,861	1,278	63,298,577	90,660	(56,059,748)	7,330,767

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended September 30, 2023	Shares	Amounts			Deficit
Balance as of June 30, 2023	12,632,327	$1,263	$62,298,733	$134,323	$(51,341,485)	$11,092,834
Stock-based compensation (Note 14)	91,962	9	842,815	—	—	842,824
Issuance of shares in at-the-market (ATM) offering (Note 13)	58,572	6	157,029	—	—	157,035
Defined benefit pension plan (Note 10)		—	—	(642)	—	(642)
Foreign currency translation		—	—	(73,046)	—	(73,046)
Net unrealized gain on available for sale securities (Note 4)		—	—	30,025	—	30,025
Net loss		—	—	—	(4,718,263)	(4,718,263)
Balance as of September 30, 2023	12,782,861	1,278	63,298,577	90,660	(56,059,748)	7,330,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Nine Months Ended September 30, 2022	Shares	Amounts			Deficit
Balance as of December 31, 2021	11,883,368	$1,189	$55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation		—	967,742	—	—	967,742
Defined benefit pension plan		—	—	11,483	—	11,483
Foreign currency translation		—	—	(119,700)	—	(119,700)
Net unrealized loss on available for sale securities		—	—	(98,038)	—	(98,038)
Net loss		—	—	—	(12,916,272)	(12,916,272)
Balance as of September 30, 2022	11,883,368	1,189	56,800,203	(296,900)	(33,841,731)	22,662,761

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended September 30, 2022	Shares	Amounts			Deficit
Balance as of June 30, 2022	11,883,368	$1,189	$56,444,556	$(145,568)	$(29,283,522)	$27,016,655
Stock-based compensation		—	355,647	—	—	355,647
Defined benefit pension plan		—	—	3,569	—	3,569
Foreign currency translation		—	—	(51,759)	—	(51,759)
Net unrealized loss on available for sale securities		—	—	(103,142)	—	(103,142)
Net loss		—	—	—	(4,558,209)	(4,558,209)
Balance as of September 30, 2022	11,883,368	1,189	56,800,203	(296,900)	(33,841,731)	22,662,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2023	2022

Operating activities:
Net loss	$(17,543,551)	$(12,916,272)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,990	46,058
Stock-based compensation expense	2,703,967	967,742
Other non-cash items	(247,491)	(65,894)

Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	32,069	(385,568)
Other non-current assets	(7,051)	152,351
Accounts payable and other liabilities	333,622	1,533,555
Defined benefit pension plan	(762)	88,237
Deferred income	1,463,713	(207,735)
Total changes in operating assets and liabilities	1,821,591	1,180,840
Cash used in operating activities	(13,205,494)	(10,787,526)

Cash flows from investing activities:
Purchase of property and equipment and internal use of software	(15,339)	(109,555)
Purchases of marketable securities	(1,956,350)	(15,804,035)
Maturity of marketable securities	9,052,500	1,004,947
Cash provided by/(used in) investing activities	7,080,811	(14,908,643)

Cash flows from financing activities:
Net proceeds from issuance of shares in at-the-market (ATM) offering (Note 13)	3,147,233	—
Payments of current portion of long-term debt	(66,488)	(57,192)
Cash provided by/(used in) financing activities	$3,080,745	$(57,192)
Effect of exchange rate changes	5,155	(249,848)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(3,038,783)	$(26,003,209)
Cash, cash equivalents and restricted cash at beginning of period	7,342,429	36,911,952
Cash, cash equivalents and restricted cash at end of period	$4,303,646	$10,908,743

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

On March 17, 2021, the Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In conjunction with the IPO, the Company completed a reverse stock split of the Company’s outstanding equity instruments. The reverse stock split was approved by the stockholders on March 4, 2021 and became effective on March 17, 2021. Upon closing of the IPO, the Series A and the Series B Preferred Stock, as resulting from the reverse stock split, were converted to common stock at a ratio of 1-for-1.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements (the “interim financial statements”) reflect the accounts of Gain Therapeutics, Inc., Gain Therapeutics Australia PTY LTD, GT Gain Therapeutics SA and its wholly owned branch, Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim financial statements. The interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended September 30, 2023 and 2022.

The results for the periods ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2023, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

The Company has incurred recurring losses and negative cash flows from operations since its inception and has primarily funded these losses through the completion of its IPO in March 2021, other equity financings and research grants. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

In accordance with ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash, cash equivalents and marketable securities of $12.3 million will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future substantial doubt exists about its ability to continue as going concern.

The Company will need to raise additional capital to fund continued operations beyond the third quarter of 2024.

Management plans to raise additional capital primarily through private and/or public equity financings and/or convertible debt financings. As an additional action, management is currently reviewing the cost structure throughout the organization, looking for opportunities to optimize expenditures and create efficiencies with the objective of improving the Company’s overall cash burn rate and reducing the research and development expenses and general and administrative expenses. Furthermore, management is actively seeking opportunities for strategic collaborations, licensing agreements and grant fundings, among other strategic opportunities.

The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the third quarter of 2024, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using its ATM facility which had $12.5 million available as of September 30, 2023.

If the Company is unable to obtain additional funding to support its current or proposed activities and operations, it may not be able to continue its operations as currently anticipated, which may require it to suspend or terminate any ongoing development activities, modify its business plan, curtail various aspects of its operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, the Company’s stockholders may lose a substantial portion or even all of their investment.

The future success of the Company is dependent on its ability to raise additional capital and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The Company’s functional currency is U.S dollars (USD). The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland, Euro in Spain and Australian Dollar in Australia). Assets and liabilities reported in the consolidated balance sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of September 30, 2023 and December 31, 2022, accumulated currency translation adjustment recorded in accumulated other comprehensive income/(loss) amounted to a gain of $143,582 and $158,576, respectively.

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of September 30, 2023 and December 31, 2022, internal-use software amount to $189 thousand and $214 thousand, respectively, and refer to the external and internal costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended September 30, 2023 and 2022 was $34 thousand and $27 thousand, respectively.

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

Payables for Social Security Charges

Social security charges are reported in compliance with rules and laws applicable in the countries where the Company’s employees work. Charges are accrued in accordance with the policies stipulated and in connection with salaries due for the period.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of September 30, 2023 and December 31, 2022 common stock equivalents consisted of stock options, RSUs, PRSUs and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore, common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	September 30,	December 31,
	2023	2022
Cash	3,771,956	2,910,446
Money market	500,545	4,401,165
Total cash and cash equivalents	$4,272,501	$7,311,611
Restricted cash	$31,145	$30,818

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

4. Marketable Securities

As of September 30, 2023, the Company reports $7.9 million of marketable securities within current assets, related to United States Treasury Securities (“USTS”). The USTS purchased have maturity dates ranging from October 2023 to April 2024, on a monthly basis, in tranches of $1.0 million each month. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy as the fair value is based on quoted market prices in active markets with a high level of daily trading volume.

The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains /losses and the estimated fair value as of September 30, 2023:

	September 30, 2023
			Gross	Gross
		Allowance for	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Credit Losses	Gains	Losses	Value
Marketable securities available for sale
Debt Securities - U.S. government treasury securities, current	7,982,552	—	—	(22,241)	7,960,311
Totals	$7,982,552	$—	$—	$(22,241)	$7,960,311

As of September 30, 2023, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which will be at maturity. Unrealized losses on available-for-sale debt securities as of September 30, 2023 were primarily due to changes in interest rates. Accordingly, as of September 30, 2023, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
Tax credits	101,911	103,877

Prepaid and deferred expenses	616,333	552,882
Other receivables	—	87,430
Prepaid D&O insurance costs	290,501	208,542
Total prepaid expenses and other current assets	$906,834	$848,854

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

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Computer	$80,110	$71,774
Furniture and fixtures	58,152	57,603
Leasehold improvements	31,583	31,437
Laboratory instruments	36,432	36,894
Total property and equipment	$206,277	$197,708
Less: accumulated depreciation	(78,884)	(53,329)
Property and equipment, net	$127,393	$144,379

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $26,050 and $18,860, respectively.

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

	September 30,	December 31,
	2023	2022
Operating Lease
Operating lease- right of use assets	$490,759	$659,933

Operating lease liability - current	$231,164	$229,080
Operating lease liability - non-current	$263,460	$441,784
Weighted average remaining lease term - years	2.45	3.05
Weighted average discount rate	1.52	1.53

The operating lease expenses were as follows:

	September 30,	September 30,
	2023	2022
Operating lease costs	$183,976	$170,241

The future minimum lease payments for the Company’s operating leases as of September 30, 2023, are as follows:

Fiscal Year	Operating Leases
September 30, 2024	242,287
September 30, 2025	170,404
September 30, 2026	85,785
September 30, 2027	4,955
Total future minimum lease payments	503,431
Less amount representing interest or imputed interest	8,807
Present value of lease liabilities	$494,624

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of September 30, 2023 and December 31, 2022, accounts payable amounted to $1.4 million and $1.6 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Payable for social security and withholding taxes	$342,442	$256,798
Accrued payroll	944,838	660,556
Accrued expenses	1,336,050	1,082,091
Tax provision	69,257	107,311
Total other current liabilities	$2,692,587	$2,106,756
Deferred income	1,353,541	55,180
Total other current liabilities and deferred income	$4,046,128	$2,161,936

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

10. Pension Obligations

Net pension obligation related to the Company’s defined pension plan refers only to Swiss employees and as of September 30, 2023 and December 31, 2022, can be summarized as follows:

	September 30,	December 31,
	2023	2022
Reconciliation of funded status:
Funded status beginning of period	$(157,580)	$(329,458)
Expense	(111,457)	(179,924)
Employer contribution	111,320	123,193
Translation differences	(783)	1,478
Change in accumulated other comprehensive income	(2,012)	227,131
Funded status at end of period	$(160,512)	$(157,580)

Component of net periodic pension costs:
Service cost	$107,917	$169,709
Interest cost	14,381	3,376
Expected return on plan assets	(8,800)	(9,000)
Amortization of (gain)/losses	—	16,753
Amortization of prior service cost	(2,041)	(914)
Total	$111,457	$179,924

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

The future payments under the loan are reported in the table below:

		September, 30
	Total	2024	2025	2026	2027	2028	Thereafter
Loan	$544,219	109,281	87,425	87,425	87,425	87,425	85,238

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

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
September 30, 2023:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	7,960,311	—	—
Debt securities - U.S. government treasury securities, non-current	—	—	—
Total marketable securities available for sale	$7,960,311	—	—

Cash equivalents:
Money market funds	500,545	—	—
Total cash equivalents	$500,545	—	—

Total financial assets	$8,460,856	—	—

December 31, 2022:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	12,826,954	—	—
Debt securities - U.S. government treasury securities, non-current	1,941,488	—	—
Total marketable securities available for sale	$14,768,442	—	—

Cash equivalents:
Money market funds	4,401,165	—	—
Total cash equivalents	$4,401,165	—	—

Total financial assets	$19,169,607	—	—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common and Preferred Stock

As of September 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of September 30, 2023 and December 31, 2022, there were 12,782,861 and 11,883,368 shares of common stock respectively, $0.0001 par value, issued and outstanding.

In May 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald, Inc. (“Cantor”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of common stock, having an aggregate offering price of up to $16.0 million (the “ATM Program”). Sales under the ATM Program are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 issued under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, through a market maker or as otherwise agreed by the Company and Cantor. During the nine months ended September 30, 2023, the Company sold an aggregate of 740,131 shares of common stock under the ATM Program at an average selling price of $4.80 per share for aggregate gross proceeds of $3.5 million (of which $0.4 million reflect sales commissions and other offering expenses).

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2022	1,879,662	$2.94	$4.42
Options granted	721,851	3.40	4.81
Options exercised	—	—	—
Options cancelled/forfeited	(1,762)	2.42	3.38
Options outstanding as of September 30, 2023	2,599,751	$3.06	$4.53

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the periods ended September 30, 2023 and 2022 were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2023	2022
Grant date fair value	$3.40	$2.49
Volatility	77%	80%
Expected term (years)	6.60	5.24
Risk-free interest rate	3.49	3.38
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s RSUs and PRSUs activity for the nine months ended September 30, 2023:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2022	303,050	$1.18
Granted	362,500	4.41
Vested	(159,362)	4.07
Cancelled/forfeited	—	—
Outstanding as of September 30, 2023	506,188	$2.59

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

The total stock-based compensation expense for stock options, RSUs and PRSUs, granted to employees and non-employees, has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Research and development	250,462	167,929	660,220	431,222
General and administrative	565,539	187,718	2,043,747	536,520
Total stock-based compensation	$816,001	$355,647	$2,703,967	$967,742

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

On May 6, 2021, the Company entered into an investment banking services and financial advisory agreement and issued equity-classified warrants to investment bank designees to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at $1.0 million. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants was fully recognized on a straight-line basis over the service period as general and administrative expense. As of September 30, 2023, no warrants have been exercised or exchanged.

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Options to purchase common stock	2,599,751	1,505,562	2,349,432	1,221,021
RSUs, PRSUs	565,024	238,839	498,463	213,088
Warrants to purchase common stock	425,387	425,387	425,387	425,387

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

As of September 30, 2023 and December 31, 2022, there were no receivables and payables, revenues or expenses with Minoryx.

19. Commitments

As of September 30, 2023, the Company had research commitments for $4.6 million for activities that will be performed within one year.

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

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and oncology. We use our exclusively in-licensed computational target and drug discovery platform, Site-Directed Enzyme Enhancement Therapy (“SEE-Tx®”), to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that SEE-Tx is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to restore or disrupt the function of proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The SEE-Tx® platform has been used to identify novel allosteric sites and small molecules for all of our pipeline programs.  Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier where necessary.

We have generated an extensive preclinical data package providing evidence of the mechanism of action and effect of our lead product candidate GT-02287 for the treatment of GBA1 Parkinson’s disease, including restoration of the lysosomal enzyme β-Glucocerebrosidase (GCase) function, reduction of toxic lipid substrates and toxic forms of alpha-synuclein, improved survival of dopaminergic neurons, increased dopamine levels and improved locomotor function in animal models. In September 2023, we received approval from the Bellberry Human Research Ethics Committee (HREC) to conduct a Phase 1 clinical trial in Australia. The Phase 1 clinical trial is intended to evaluate the administration of both single and multiple ascending dose levels of GT-02287 in healthy volunteers to assess the safety, tolerability and pharmacokinetics of GT-02287. In addition, in the multiple ascending dose part of the Phase 1 clinical trial, we will evaluate the pharmacodynamic response to GT-02287 by analyzing GCase levels and activity. As of the date of this Quarterly Report, the first cohort of the single ascending dose part was completed, and the dose was escalated to the second dose level. No drug-related adverse effects have been observed as of the present time. We expect to complete the Phase 1 clinical trial of GT-02287 in the first half of 2024.

In response to the current financing environment, we continue to streamline our operational plans to become more capital efficient and remain opportunistic in the pursuit of partnering opportunities for our pipeline programs, including our lead program in Parkinson’s disease and our lysosomal storage disease programs. In addition, we expect to continue to develop our alpha-1 antitrypsin deficiency program while seeking non-dilutive funding in order to continue or progress our other research programs.

We continue to monitor the impacts on our operations and access to financing of global and worsening macroeconomic conditions, such as the war in Ukraine, the Hamas-Israel conflict, global geopolitical tension, heightened inflation and rising interest rates, exchange rate fluctuations, supply chain disruptions, liquidity concerns at and failures of banks and other financial institutions and increases in commodity, energy and fuel prices.

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

In March 2021, we completed our initial public offering (IPO) of 4.1 million shares of our common stock at a price of $11.00 per share, including 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of $40.5 million, net of the underwriting discounts and commissions and other expenses. From inception through September 30, 2023, we have raised an aggregate of $63 million of gross proceeds through equity financings, including the issuance of convertible preferred stock, our IPO and sales under our ATM Program.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $12.3 million. We have incurred recurring losses and negative cash flows from operations since inception and as of September 30, 2023 and December 31, 2022, had an accumulated deficit of $56 million and $38.5 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $56 million and $38.5 million, respectively, and as of September 30, 2023, we had cash, cash equivalents and marketable securities of $12.3 million. During the nine months ended September 30, 2023, we incurred net losses of $17.5 million and generated negative cash flows from operations of $13.2 million. Our current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities. Our cash flow and net losses for the nine months ended September 30, 2023 are indicators that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will need to raise additional capital to fund continued operations beyond the third quarter of 2024. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures. Investors should read the section below titled “Liquidity and Capital Resources” for additional information regarding our financial condition and ability to continue operations.

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

The war in Ukraine, the conflict between Hamas and Israel, global geopolitical tension, and the post COVID-19 environment continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Recently worsening global macroeconomic conditions, including actions taken by central banks to counter inflation, liquidity concerns at and failures of banks and other financial institutions, volatility in the capital markets, and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. For additional discussion of our financing requirements, see “—Liquidity and Capital Resources” and “—Funding Requirements” below.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Preclinical activities, clinical activities and outside services	1,316,741	$1,183,325	$5,664,401	$3,699,574	$
Personnel expenses	1,051,710	750,243	3,154,579	2,293,455
Other	148,966	64,529	535,323	211,868
Research grants	(149,935)	(33,313)	(207,673)	(101,449)
Total research and development expenses	2,367,482	$1,964,784	$9,146,630	$6,103,448	$

We recognize research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We anticipate that our research and development expenses will increase substantially in future periods to support progress in our research and development activities, including the progressing of the clinical trials for product candidates we are developing. These increases will likely also result from expanded infrastructure and increased insurance costs. Such expenses are offset by contributions from research grants, which are recorded as a reduction to research and development expenses based on our best estimate of the periods in which the related expenditures are incurred and activities performed.

Our primary research and development focus since inception has been the application of our in-licensed SEE-Tx® platform to various indications and targets. We are using our platform to generate a broad pipeline of product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future as we (i) increase personnel costs, including stock-based compensation, (ii) continue preclinical development of our lead compounds, (iii) progress our clinical trials for certain product candidates, (iv) continue to discover and develop additional product candidates, and (v) pursue later stages of clinical development of product candidates.

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

We will continue to focus on preserving our liquidity resources while we seek to maximize shareholder’s value, we expect to continue the efforts started during the current quarter to limit administrative expenses.

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Revenues:
Collaboration agreements	—	—	—	55,180	132,640	(77,460)
Other income	—	—	—	—	7,468	(7,468)
Total revenues	$—	$—	$—	$55,180	$140,108	$(84,928)

Operating expenses:
Research and development	(2,367,482)	(1,964,784)	402,698	(9,146,630)	(6,103,448)	3,043,182
General and administrative	(2,517,523)	(2,786,200)	(268,677)	(8,754,453)	(7,252,506)	1,501,947
Total operating expenses	(4,885,005)	(4,750,984)	134,021	(17,901,083)	(13,355,954)	4,545,129

Loss from operations	$(4,885,005)	$(4,750,984)	$134,021	$(17,845,903)	$(13,215,846)	$4,630,057

Interest income, net	106,000	153,332	(47,332)	387,964	211,580	176,384
Foreign exchange gain/(loss), net	82,198	43,491	38,707	(20,839)	102,865	(123,704)
Loss before income tax	$(4,696,807)	$(4,554,161)	$142,646	$(17,478,778)	$(12,901,401)	$4,577,377

Income tax	(21,456)	(4,048)	17,408	(64,773)	(14,871)	49,902
Net loss	$(4,718,263)	$(4,558,209)	$160,054	$(17,543,551)	$(12,916,272)	$4,627,279

Net loss per ordinary share:
Basic and diluted loss per share	(0.37)	(0.38)	(0.01)	(1.42)	(1.09)	0.33
Weighted-average ordinary shares used in per share calculations – basic and diluted	12,701,401	11,883,368		12,342,031	11,883,368

Comparison of the Three Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $0.4 million to $2.4 million for the three months ended September 30, 2023 as compared to $2 million for the three months ended September 30, 2022. The increase in research and development expenses for the three months ended September 30, 2023 was primarily attributable to an increase in fees for third party research and development personnel assisting with our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million to $2.5 million for the three months ended September 30, 2023 as compared to $2.8 million for the three months ended September 30, 2022. The decrease in general and administrative expenses for the three months ended September 30, 2023 was primarily attributable to a decrease in legal and professional fees relating to general corporate matters.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenues

For the nine months ended September 30, 2023 and 2022, total revenues were $55 thousand and $140 thousand, respectively, and consisted mainly of income from the Zentalis Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased by $3 million to $9 million for the nine months ended September 30, 2023 as compared to $6 million for the nine months ended September 30, 2022. The increase in research and development expenses for the nine months ended September 30, 2023 was primarily attributable to an increase in fees for third party research and development personnel assisting with our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million to $8.7 million for the nine months ended September 30, 2023 as compared to $7.2 million for the nine months ended September 30, 2022. The increase in general and administrative expenses for the nine months ended September 30, 2023 was primarily attributable to an increase in legal fees relating to intellectual property and general corporate matters, professional fees for accounting services and increases in personnel related costs.

Interest income, net

Interest income, net increased by $0.2 million to $0.4 million for the nine months ended September 30, 2023 as compared to $0.2 million for the nine months ended September 30, 2022. The increase in interest income, net is mainly attributable to interest income derived from our investment in available for sale treasury securities.

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

As of September 30, 2023, and December 31, 2022, we had $12.3 million and $22.1 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $56 million and $38.5 million, respectively. We had indebtedness of $0.54 million and $0.60 million as of September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents available at September 30, 2023 are expected to be sufficient to fund our anticipated operating and capital requirements through the third quarter of 2024. There is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

In May 2022, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings, which we refer to as our ATM Program. Cantor is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement are sold pursuant to the Shelf Registration Statement and count towards the limit of the Baby Shelf Rule. Our common stock is sold at prevailing market prices at the time of sale, and as a result, prices may vary. During the nine months ended September 30, 2023, we sold an aggregate of 740,131 shares of common stock at an average price of $4.80 per share, raising gross proceeds of $3.5 million, which includes $0.4 million in sales and commissions and other offering expenses. We have $12.5 million of remaining capacity under the ATM Program as of September 30, 2023.

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances, licensing arrangements as well as via the ATM Program. As of September 30, 2023, we did not maintain any lines of credit or equity capital committed for funding other than our ATM facility.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the third quarter of 2024, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using our ATM facility.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of rising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, volatility in the capital markets and related market uncertainty. Further, if we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as currently anticipated, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations, or seek relief under applicable bankruptcy laws.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2023	2022

Cash used in operating activities	$(13,205,494)	$(10,787,526)
Cash (used in)/provided by investing activities	7,080,811	(14,908,643)
Cash (used in)/provided by financing activities	3,080,745	(57,192)
Effect of exchange rate changes	5,155	(249,848)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(3,038,783)	$(26,003,209)

Cash Flows from Operating Activities

During the nine months ended September 30, 2023 and 2022, we used $13.2 million and $10.8 million of cash, respectively, in operating activities, primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $7.1 million primarily due to maturity of marketable securities for $9.1 million partially offset by the purchase of marketable securities for $2.0 million.

During the nine months ended September 30, 2022, net cash used in investing activities was $15 million, primarily due to purchases of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $3.0 million mainly related to the ATM Program.

During the nine months ended September 30, 2022, cash used in financing activities was $57 thousand, related to the payments of current portion of long-term debt.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	there is substantial doubt about our ability to continue as a going concern. We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;
◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have just started testing one of our product candidates in clinical trials . Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;
◾	clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain;
◾	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
◾	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, (including class actions) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
◾	global and macroeconomic conditions, including worldwide economic, political and social instability could adversely affect our revenue, financial condition, or results of operations.

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern. We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We are focused on product development, and we have not generated any significant revenues to date. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $56 million and $38.5 million, respectively, and as of September 30, 2023, we had cash, cash equivalents and marketable securities of $12.3 million. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity. In addition, the impact of these events and conditions on our liquidity raise substantial doubt about our ability to continue as a going concern.

We plan to raise additional capital primarily through private equity financings and/or convertible debt financings. However, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans. If we become unable to continue as a going concern, we may have to dispose of assets and might realize significantly less than the values at which they are carried on our consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our common stock.

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

We are an early clinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have just now commenced our first Phase 1 clinical trial but not yet successfully completed any clinical trials, manufactured our products candidates at commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates, if approved. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Quarterly Report:

●	our ability to obtain additional funding to develop our product candidates, the extent to which we are able to obtain such funding on favorable terms, and changes to our operations or strategy that may be necessitated due to the need for additional funding;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	our ability to successfully commercialize product candidates for which we obtain regulatory approval, within expected timelines or at all;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or comparable foreign strategies, or cause an approved drug to be taken off the market;

●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism and wars, including Russia’s invasion of Ukraine and the conflict between Hamas and Israel;
●	the impact of other global and macroeconomic conditions, including heightened inflation and rising interest rates, liquidity concerns at and failures of banks and other financial institutions, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices; and
●	potential product liability claims.

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

We are currently conducting a first-in-human Phase 1 clinical trial in our Parkinson’s disease program in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Because of this lack of experience, any clinical trials we may conduct may not be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or contract research organizations (“CROs”). Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

In addition, we may be unable to successfully and efficiently advance any candidates we select for clinical trials or execute and complete necessary GLP-compliant preclinical and IND-enabling studies in a way that leads to IND submission, successful development and ultimately commercial approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of any product candidates that we develop. Failure to commence or complete, or delays in, future planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates have been determined to be safe and effective, and we have not submitted an NDA to the FDA or an equivalent application to any comparable foreign regulatory authorities for any of our product candidates.

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

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected. In addition, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers) as a result of pandemics or epidemics, global geopolitical conflicts or broader global supply chain disruptions, may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. For example, supply chain issues occurred as a result of the COVID-19 pandemic and may continue to occur due to the war between Ukraine and Russia, the conflict between Hamas and Israel and any sanctions resulting therefrom, and global geopolitical tension, including as a result of impacts on energy availability and prices and natural materials availability and prices. We also have a third-party manufacturer in China, which may be impacted by heightened tensions between the United States and China. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA or comparable foreign regulatory authority approval for one or more of our products or prevent such approval entirely. Any such delays or failures to obtain regulatory approval could cause our prospects to suffer significantly.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, disruptions in access to bank deposits and lending commitments due to bank failures, declines in economic growth, increases in unemployment rates, supply chain disruptions, heightened interest rates and inflation, stock volatility, as well as uncertainty about economic stability. Such conditions may continue or worsen in the future. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s invasion of Ukraine and the conflict between Hamas and Israel, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine and the conflict between Hamas and Israel, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

If any of our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights, including trade secret and patent rights;
●	unexpected changes in tariffs, export controls, sanctions, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;
●	business interruptions resulting from geopolitical actions, including war (such as Russia’s invasion of Ukraine and the conflict between Hamas and Israel) and terrorism, or natural disasters including earthquakes, hurricanes, floods and fires, economic or political instability, sanctions, or public health emergencies, and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
●	difficulty in importing and exporting clinical trial materials and study samples.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, contractual and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class actions) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of protected health information. Several states have also enacted comprehensive data privacy laws, which either became effective in 2023 or will become effective within the next couple of years. These state comprehensive data privacy laws provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. One example of these comprehensive state data privacy laws is, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), which applies to the personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such California residents to exercise certain rights related to their personal information, such as those noted above. The CCPA provides for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law. These new comprehensive data privacy laws (including the CCPA) and individuals’ exercise of their rights under these laws may impact our business and ability to provide our products and services. In addition, other data privacy and security laws have been proposed and others have been passed at the federal, state, and local levels in recent years. While some of these laws exempt data processed in the context of clinical trials, these developments may nonetheless further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom GDPR (UK GDPR) (collectively, GDPR) impose strict requirements for processing personal information, and violators of these laws face significant penalties. For example, under GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, in either case, whichever is greater, or we may be subject to private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent. In addition, the Swiss Federal Act on Data Protection, or FADP, also applies to the collection and processing of personal information, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies must comply with the revised version of the FADP and its revised ordinances, which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries.  In particular, the European Economic Area (“EEA”), the UK and Switzerland have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.  If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business.  Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, and proceedings against us by governmental entities or others.

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class actions) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class actions and mass arbitration demands.  Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine and the conflict between Hamas and Israel, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Un-remediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class actions); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive Company information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnels’, or vendors’ use of generative AI technologies.

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

Our stock price has been highly volatile since our IPO and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in our preclinical studies and any other future clinical development programs, including any delays related to the health epidemics or pandemics or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements of changes to our operational focus, including changes to the programs we are actively developing;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA or comparable foreign regulatory authority approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third-party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;
●	changes in accounting principles;
●	general economic, industry and market conditions, heightened inflation and measures taken by central banks to combat inflation, exchange rate fluctuations, supply chain disruptions and increasing commodity, energy and fuel prices;
●	the impact of political instability, natural disasters, events of terrorism and/or war, such as the war in Ukraine and the conflict between Hamas and Israel, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On March 17, 2021, our Registration Statement on Form S-1, as amended (File No. 333-253303), was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 4,181,818 shares of our common stock, which includes the exercise in full of the underwriters’ option to purchase up to an additional 545,454 common shares, at a price to the public of $11.00 per share. The offering closed on March 22, 2021, and, as a result, we received net proceeds of $40.5 million (after deducting underwriters’ discounts and commissions of $3.2 million and additional offering related costs of $2.0 million). The joint book-running managers of the offering were BTIG, LLC, and Oppenheimer & Co. Inc.

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

GAIN THERAPEUTICS, INC.
(Registrant)

November 14, 2023	/s/ Matthias Alder
Date	Matthias Alder
Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	/s/ C. Evan Ballantyne
Date	C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)

November 14, 2023	/s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Director, Corporate Reporting
(Principal Accounting Officer)