Form 10-K
period 2023-12-31
Gain Therapeutics, Inc.
filed 2024-03-26
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $4.48 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $56.6 million.

As of February 29, 2024, 16,219,709 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (“Proxy Statement”) of Gain Therapeutics, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2024 annual meeting of stockholders to be held within 120 days after the end of the Registrant’s 2023 fiscal year are incorporated by reference into Part III of this Form 10-K.

GAIN THERAPEUTICS, INC.

ANNUAL REPORT FORM 10-K

Unless the context suggests otherwise, references in this Annual Report on Form 10-K, or the Annual Report, to “Gain,” the “Company,” “we,” “us,” and “our” refer to Gain Therapeutics, Inc. and, where appropriate, its wholly owned subsidiaries.

Magellan™ is our trademark. All other brand names and service marks, trademarks and other trade names appearing in this Annual Report are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	our ability to continue as a going concern and our needs for additional financing;
●	our ability to accurately estimate anticipated operating losses, expenses, future revenues, capital requirements, including our anticipated cash runway;
●	the success of our efforts, and those of our advisors, in exploring, and possibly executing on, our strategic alternatives, while preserving our cash balance to the extend practicable;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Magellan™ platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use certain components of the Magellan™ platform;
●	our ability to identify, recruit and retain key personnel;
●	developments or projections relating to our competitors or our industry;

●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and the conflict between Hamas and Israel; and
●	other factors and assumptions described in this Annual Report.

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

GT-02287 - our lead product candidate: for the treatment of GBA1 Parkinson’s disease and other synucleinopathies

Our clinical stage product candidate, GT-02287, is  being developed for the treatment of GBA1 Parkinson’s disease. We have generated an extensive preclinical data package providing evidence of the mechanism of action and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, improve survival of dopaminergic neurons, increase dopamine levels, completely restore locomotor function, and reduce plasma-based neurodegeneration maker, neurofilament light chain, or NfL, back to the level of healthy animals.

In September 2023, we initiated in Australia the first-in-human Phase 1 clinical trial to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants. The study design includes a single ascending dose part during which the study participants receive one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants receive one daily dose of GT-02287 for 14 days at different dose levels. In February 2024, we initiated the multiple ascending dose part of this Phase 1 clinical trial, which we anticipate completing in the second quarter of 2024, with the availability of the quality assurance audited interim report in the third quarter of 2024. We are planning to expand the scope of this Phase 1 clinical trial by amending the study protocol to include a cohort of 12-15 patients with Parkinson’s disease. These patients will be treated for a period of three months to evaluate safety, tolerability, and pharmacokinetics in patients, as well as to assess the effect of GT-02287 on certain biomarkers of the GCase disease cascade.

In preparation for the treatment of Parkinson’s disease patients, in September 2023, we initiated the sub chronic (13 weeks treatment) preclinical toxicity study. The in-vivo phase of the preclinical toxicity study was concluded in January 2024 with the final, quality assurance audited, report expected by the beginning of the second quarter of 2024. In addition, we are planning to initiate the chronic (6 months in rodents and 9 months in non-rodents) preclinical toxicity study in the second half of 2024, enabling the conduct of clinical studies in patients with a GT-02287 treatment duration beyond three months.

Our Magellan™ Platform

We use our computational target and drug discovery platform, Magellan™, to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that Magellan™ is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The Magellan™ drug discovery platform is an evolution of its predecessor SEE-Tx®, or Site-Directed Enzyme Enhancement Therapy. Magellan™ integrates and adds to the foundational models of SEE-Tx® with proprietary AI and machine learning tools that enable the screening of over 50 billion compounds. Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier.

Our Research Programs

We have used the Magellan™ drug discovery platform to identify novel allosteric sites and small molecules for all of our pipeline programs. We plan to continue to advance our existing research programs and initiate additional programs targeting allosteric binding sites identified with the Magellan™ platform in various therapeutic areas through academic partnerships, co-development and licensing arrangements.

Our Platform for Computational Target and Drug Discovery

Overview

A majority of disease-causing proteins (up to 90%) cannot be targeted due to the lack of a known binding site. Our Magellan™ platform was designed to address this problem. We use the platform to discover novel binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We focus specifically on allosteric binding sites distinct from the protein’s active, or orthosteric, binding site, where a small molecule can attach and trigger an effect that may lead to a therapeutic benefit. We refer to the small molecules we identify that bind to these allosteric sites as structurally targeted allosteric regulators, or STARs, to reflect their mechanism of action and how they are discovered. The graphic below provides an overview of Magellan™.

Allosteric Binding Site Identification

Using the three-dimensional structure of proteins that have been experimentally derived or generated or predictive protein structures from AI-powered databases such as Alphafold, our Magellan™ platform applies various computational methods and proprietary algorithms to identify and map previously uncharacterized clusters of binding hotspots on the protein surface where a small molecule can potentially bind. The number, density, nature and quality of these hotspot clusters determine the druggability of the protein, which refers to whether drug-like small molecules can effectively bind to the particular site on the target protein with an appropriate potency.

Advantages of Targeting Allosteric Binding Sites

We focus on allosteric binding sites, which offer a number of advantages compared to targeting the active binding site of a protein, including the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural ligand that binds to the active binding site, and the ability to identify small molecules with more favorable drug-like properties. The graphic below provides an overview of the differences and benefits of allosteric binding sites compared to active binding sites.

Identification of Structurally Targeted Allosteric Regulators (“STARs”) – Our Molecular Hypothesis

After an allosteric site has been identified, characterized and selected for targeting, we then use our proprietary structure-based virtual screening methodology to explore virtual chemical libraries of over 50 billion compounds to identify those that may bind to the hotspot and have a functional effect. Using this information, we develop structural templates to guide the development of a narrowed pool of unique and proprietary small molecules that bind to the newly discovered allosteric sites.

We believe our process for identifying STARs provides several advantages over traditional drug discovery approaches such as random high-throughput screening. In high-throughput screening, very large libraries of randomly selected molecules are tested for their ability to perform a specific function such as binding to a target protein. This approach typically results in a large number of positive hits that must then be laboriously analyzed to identify compounds with relevant properties and effect. A high-throughput screening campaign may take up to two years or more to complete, and, on average, only 0.1% of all compounds tested in this manner bind to the targeted protein with the desired effect. In contrast, our approach is significantly less expensive, significantly faster and significantly more effective. We run our Magellan™ simulations for target and drug discovery in supercomputer centers where we pay only for time used as and when needed. We can identify a novel allosteric site in one to two weeks, set up and complete virtual screening in three to four weeks, and validate compounds experimentally in two to three weeks. Our average success rate for experimentally validated compounds is 14%, a greater than 100-fold higher success rate compared to traditional high throughput screening methods. Further, every small molecule hit identified by our platform is experimentally tested based on a two-part molecular hypothesis to confirm that (1) the compound has a positive effect on the relevant biomarkers implicated in the disease and (2) binding to the allosteric binding site identified with the Magellan™ platform has the intended effect on protein function.

Allosteric Regulators Cover Several Mechanisms of Action

Another benefit of targeting allosteric sites is that it allows for several different mechanisms of action. In our LSD and Parkinson’s disease programs, we have identified STARs that are designed to bind to a protein with a tendency to misfold, stabilize that protein in its correctly folded state and restore protein function. However, in areas such as oncology, we have identified STARs that are designed to destabilize target proteins by binding to a non-native or mutant form of the protein and render it inactive. There are several additional potential mechanisms of action including allosteric targeted protein degradation, as well as traditional allosteric inhibition or activation by inducing a conformational change to inhibit or induce binding by the natural ligand of the active site of the protein.  The graphic below provides an overview of the different mechanisms of action available through allosteric binding sites.

Enzyme Misfolding and Disease

Proteins are large biomolecules that have a vast array of functions in different cell types in the body. Enzymes are a type of protein that accelerate and facilitate chemical reactions inside of cells by acting on substrates and converting those substrates into different chemical products. To perform their function in the body, enzymes and other proteins must be folded into the correct three-dimensional shape. Misfolded enzymes may not function properly, which can lead to the toxic accumulation of unprocessed substrate which is the cause of many rare genetic diseases, including LSDs and some neurodegenerative diseases such as certain forms of Parkinson’s disease. Enzyme misfolding may arise from genetic mutations that disrupt the folding pattern as well as from cellular stress due to aging and inflammation. Therapeutic small molecules that facilitate the folding of enzymes into their correct shape can restore function and the proper processing of substrate. As illustrated below, in genetic diseases caused by protein misfolding and dysfunction, such as LSDs or GBA1 Parkinson’s disease, the gene that codes for an enzyme is mutated and expresses a misfolded enzyme. The misfolded enzyme cannot traffic through the cell resulting in toxic substrate accumulation in the lysosome. We believe that our STARs will have the ability to bind to the allosteric site of the defective enzyme and restore wild type activity and thus serve as potential therapeutic treatments for diseases. The graphic below provides an overview of the postulated mechanism of action.

Limitations of Current Therapies for the Treatment of LSDs

Current therapeutic approaches to address misfolded enzymes have inherent limitations. Drugs that binds to the active site of the enzyme or other target protein impair the protein’s function to some degree by competing with the active substrate, decreasing efficacy and potentially leading to selectivity issues. Other treatments such as enzyme replacement therapy, or ERT, in which new functional enzymes are infused into the patient, are not suitable for treating neurological conditions because currently available ERTs cannot cross the blood-brain barrier. Gene therapy, which aims to replace mutated genes with non-mutated genes that then can express functional enzymes, is not readily accepted for treating neurological conditions because the procedure is invasive in nature and the efficacy of treating neurological conditions remains to be established. In addition, clinical development, manufacturing and commercialization of gene therapies remains challenging in light of safety risks, complex manufacturing processes and high production costs, and difficulties in establishing prices acceptable to payors and health care systems. Given these limitations on current therapies and novel therapeutics approaches, we believe patients would benefit from small molecules acting as structurally targeted allosteric regulators that offer a new therapeutic approach both on their own and, potentially, in combination with existing therapies. We believe our therapeutic approach represents a potentially significant change from current approaches by addressing protein misfolding using our efficient and proprietary ability to identify previously undiscovered allosteric sites and compounds that avoid the active sites of enzymes and cross the blood-brain barrier or penetrate other hard-to-treat tissues such as bone and cartilage.

Our Pipeline of STARs

We are leveraging our Magellan™ technology platform to develop a pipeline of novel small molecule drug candidates to address complex diseases. The platform is disease agnostic and provides us with the ability to expand our pipeline, quickly, efficiently and at low cost. We are currently focusing on progressing our clinical-stage lead program in Parkinson’s disease. In addition, we plan to continue to advance our existing research programs and initiate additional programs targeting allosteric binding sites identified with the Magellan™ platform in various therapeutic areas through discovery collaborations with industry partners and academic institutions.

Our Product Pipeline

GCase Enzyme-Related Neurodegenerative Diseases and LSDs

GCase is a lysosomal enzyme encoded by the GBA1 gene that is needed to break down fatty chemicals, in particular glucosylceramide and glucosylsphingosine, into sugar and fat.  If GCase is dysfunctional or not available at sufficient levels, these fatty chemicals start to aggregate and eventual become toxic to the cells, leading to cell death.  Our clinical-stage lead product candidate GT-02287 has been shown to restore enzymatic function of GCase in the lysosome, which may be useful as a treatment for Parkinson’s disease, or PD, neuronopathic Gaucher disease, or nGD, an LSD, and other neurodegenerative diseases, including dementia with Lewy bodies and Alzheimer’s disease.

Overview of GBA1 Parkinson’s Disease

Parkinson’s disease is the second most common neurodegenerative disease after Alzheimer’s disease. Death of dopaminergic neurons in the brain causes dopamine levels to drop, leading to the symptoms of Parkinson's disease, which often start with a tremor in one hand and other symptoms including slow movement, stiffness and loss of balance, and progresse to a severely debilitating disease that eventually requires full-time home care or a transfer to a skilled nursing facility.

GBA1 Parkinson’s disease is associated with heterozygous mutations in the GBA1 gene, which leads to the expression of misfolded and dysfunctional GCase. It is widely accepted that GCase deficiency has a biological role as a modifier or facilitator of Parkinson’s disease pathogenesis in the brain. Brain autopsy studies have shown that decreased levels of GCase are also found in patients with idiopathic Parkinson’s disease (without GBA1 mutations).

Reduced GCase activity may enhance the risk for Parkinson’s disease by facilitating a pathological hallmark, namely aggregated alpha-synuclein accumulation. Aggregated alpha-synuclein accumulation and GCase deficiency are thought to act in a debilitating cycle. GCase deficiency can cause the accumulation of glucosylceramide and glucosylsphingosine substrates, which has been reported to directly affect the accumulation and aggregation of alpha-synuclein. In addition, increased aggregated alpha-synuclein levels can lead to less GCase activity, which in turn can lead to more aggregated alpha-synuclein accumulation.

Parkinson’s disease is reported to affect more than ten million people worldwide. Up to 15% of patients with Parkinson’s disease carry GBA1 mutations, making it the largest genetic risk factor for the disease, and this rate is higher in certain ethnic populations. At present, there is no effective cure for Parkinson’s disease. Current approved therapies for Parkinson’s disease are limited to symptomatic treatments such as levodopa, dopaminergic receptor agonists and inhibitors of enzymes related to dopamine metabolism such as monoamine oxidase inhibitors and catechol-O-methyltransferase inhibitors. These therapies aim to improve overall dopaminergic function. The benefits of these types of treatments diminish over time as the disease progresses, and these therapies do not impact the non-motor symptoms such as cognitive decline or the progression of the disease. As the disease progresses, the non-motor symptoms, such as dementia and cognitive impairment, can lead to severe morbidity and mortality.

Overview of Gaucher Disease

Gaucher disease is an inherited LSD caused by homozygous mutations of the GBA1 gene that result in the misfolding and subsequent dysfunction of GCase. Gaucher disease is traditionally classified according to one of three types. Type 1 Gaucher disease is traditionally referred to as a non-neuronopathic form of the disease, for which some treatments are available, but evolving science has shown that patients with type 1 Gaucher disease may also manifest neurological symptoms later in life. Current ERT and gene therapy treatments are unable to address the onset of type 1 neurological symptoms because these treatments are unable to cross the blood-brain barrier. Unlike Gaucher disease type 1, Gaucher disease types 2 and 3 have early onset brain degeneration that worsens over time. For this reason, Gaucher disease types 2 and 3 are known as neuronopathic Gaucher disease (nGD). Currently, there is no effective treatment for nGD. In type 2 Gaucher disease, there is neurological impairment that presents before birth through the first months of life, progresses rapidly, and is typically fatal within two years. It is a devastating disorder characterized by neurodegeneration and brainstem dysfunction. Additionally, infants with Gaucher disease may have abnormally large organs, deficiency in growth, seizures and compromised swallow and airway problems. Gaucher disease type 3 (also known as chronic neuronopathic Gaucher disease) has a later and more gradual onset compared with type 2. People with Gaucher disease type 3 may survive into adulthood with a wide variety of signs and symptoms, including seizures, skeletal irregularities, eye movement disorders, cognitive and coordination problems as well as enlarged liver and spleen, respiratory problems, and blood disorders.

Gaucher disease is caused by mutations of the GBA1 gene, which leads to the expression of misfolded and dysfunctional GCase. Partial or complete loss of GCase activity can cause the buildup of glucosylceramide and glucosylsphingosine in the lysosomes of macrophages, and the accumulation of these lipid substrates in neuronal cells can result in neurological symptoms.

The prevalence of Gaucher disease type 1 (non-neuronopathic Gaucher disease) is reported as 1:57,000 to 75,000 people worldwide. Type 1 is the most common form in Western countries (around 95%). The prevalence of type 2 and type 3 Gaucher disease, or nGD, is approximately 1:100,000 people worldwide, and these forms are the most common in non-Western countries, especially in Asian countries where they make up more than 50% of the Gaucher disease patient population. At present there are no available treatment options for neuronopathic Gaucher disease, but ERT is still used to address organ enlargement, hematological manifestation, and bone disease, as well as to improve the quality of life for these patients. ERT does not cross the blood-brain barrier and is not efficient in treating neurological manifestations, therefore creating a significant unmet medical need in this patient population.

Overview of Dementia with Lewy Bodies and Alzheimer’s Disease

Dementia with Lewy bodies (DLB) and Alzheimer’s disease are both dementia types that lead to decline in memory, thinking and behavior. In DLB, deposits of the protein alpha-synuclein aggregate in neuronal cells and form inclusions called Lewy bodies. GT-02287 has been shown to reduce alpha-synuclein aggregation in preclinical models.

In Alzheimer’s disease, the main pathophysiology involves the development of amyloid plaques and neurofibrillary tangles. Lysosomal dysfunction has been shown to play a role in aggregation of Tau and development of amyloid plaques. GT-02287 has been shown to reduce tau hyperphosphorylation and neuronal death in response to aggregated amyloid-beta in preclinical models.

Preclinical Characterization of Lead Compound GT-02287 for the Treatment of GBA1-related Diseases

We have assessed the effect of our lead product candidate GT-02287 in various cell-based and animal models of PD and GD.

 Activity in Biophysical and Cell-based Assays

Biophysical assay results have demonstrated that GT-02287 binds to the GCase protein and increases its thermal stability. In cell-based functional assays, we observed a dose-dependent increase in GCase activity in normal and GCase mutant cells when treated with GT-02287 as well as a concomitant depletion of the GCase substrates glucosylceramide and glucosylsphingosine.  GT-02287 also has shown GCase enzyme enhancement in an extended panel of patient-derived cells representative of the most frequent and pathogenic GBA1 mutations related to GBA1 PD and nGD. In addition, we reported that GT-02287 increased GCase enzyme levels, co-localization of GCase with lysosomes, reduced GlcCer accumulation as well as phosphorylated and aggregated a-synuclein accumulation in cells derived from L444P/RecNcil and L444P/L444P patients.

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

In-Vivo Pharmacology in PD Animal Models

In mice administered the irreversible GCase inhibitor CBE (conduritol beta epoxide) to simulate the effects of reduced GCase activity seen in GBA1 Parkinson’s disease and GD, GT-02287 was orally administered once a day, at doses of 30, 60 90 and 120 mg/kg.  The data generated in this study showed statistically significant reduction of aggregated alpha-synuclein, reduced microgliosis, or neuroinflammation, as measured by Iba-1 staining, increased survival of dopaminergic neurons in the substantia nigra, as measured by tyrosine hydroxylase staining, increased dopamine levels in the striatum, increased survival of cortical neurons, and decreased levels of NfL (neurofilament light chain), an emerging neurodegeneration biomarker, in the plasma. These biological effects were accompanied by a dose-dependent behavioral effect shown by improved neuromotor strength as measured by the wire hang test and increased coordination as measured by the beam walk test.

GT-02287 increases dopaminergic and cortical neuronal survival, decreases NfL in plasma, and improves motor function in the CBE Mouse Model

In a therapeutic paradigm in a model in which mice were administered with low levels of CBE every second day and received an injection of alpha-synuclein preformed fibrils directly into the brain to mimic GBA1 Parkinson’s disease, GT-02287 completely restored motor function in the wire hang test even following a delayed administration of the drug candidate after the initial toxic insult. Rescue of locomotor impairment was reflected in the complete reversal of plasma levels of NfL, the emerging neurodegeneration biomarker, to the level of the control arm in the study, which also suggests a neuroprotective effect of GT-02287.

GT-02287 displays neuroprotection and restores motor function in preclinicaltherapeutic models of Parkinson’s disease.

Nonclinical Toxicology and Safety Studies

The GLP in vivo safety pharmacology and general toxicity studies have been successfully concluded, thus enabling the initiation of the first-in-human clinical trial in September 2023.

In September 2023, we also initiated the 13 weeks GLP toxicology studies, completing the in vivo phase in January 2024. The final, quality assurance audited report, is expected in the beginning of the second quarter of 2024. The availability of the 13-weeks GLP study results enables us to continue the clinical development by treating patients with GT-02287 for the same duration, i.e. 3 months.

To further extend our clinical development plan with GT-02287, we are planning to initiate the chronic toxicity study (6 months in rodents and 9 months in non-rodents) in the second half of 2024, enabling the conduct of clinical studies in patients with a GT-02287 beyond 12 months treatment duration.

Clinical Study

In September 2023, we initiated the first-in-human Phase 1 clinical trial to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants.  The study design includes a single ascending dose part during which the study participants receive one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants receive one daily dose of GT-02287 for 14 days at different dose levels. In February 2024, we initiated the multiple ascending dose part of this Phase 1 clinical trial, which we anticipate completing in the second quarter of 2024, with the availability of the quality assurance audited interim report in the third quarter of 2024. We are planning to expand the scope of this Phase 1 clinical trial by amending the study protocol to include a cohort of 12-15 patients with Parkinson’s disease.   These patients will be treated for a period of three months to evaluate safety, tolerability, and pharmacokinetics in patients, as well as to assess the effect of GT-02287 on certain biomarkers of the GCase disease cascade.

Pipeline Programs in Research and Discovery Phases

In addition to our clinical-stage lead program for Parkinson’s disease, we are planning to progress additional programs in the research and discovery phases, including our programs for alpha-1 antitrypsin deficiency, GM1 gangliosidosis, Krabbe disease, and two active programs in oncology, in conjunction with academic and industry collaborations as well as with non-dilutive grant funding as we have already received under a Eurostars grant for our alpha-1 antitrypsin deficiency program.

GALC Enzyme-Related Disorders: Krabbe Disease

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

We have identified novel STAR molecules targeting GLB through our Magellan™ platform and conducted our initial studies on these compounds. Binding of two of these compounds to the GLB target has been confirmed using a biophysical assay. Preclinical studies indicate that our STARs help mutated GLB escape premature degradation and travel to the lysosome where it can perform its catalytic activity. These preliminary studies were conducted in vitro using cells that carried the GLB1 mutation.   In addition, one compound showed clearance of the toxic GM1 ganglioside accumulation in GM1-affected canine cells.    Based on the data generated to date, we have selected a lead series for further characterization and development. A priority patent application was filed in November 2023.

Serpina Related Disorder: alpha-1 Antitrypsin (A1AT) Deficiency

We are investigating the stabilization of alpha-1 antitrypsin (AAT) as a potential treatment for rare lung and/or liver disorder. If A1AT is stabilized, then we believe the molecule would prevent the toxic gain of function of aggregated AAT in the liver and loss of function in the lung. We have identified one allosteric site and identified a hit chemical series that inhibits polymerization of A1AT protein. A priority patent application was filed in February 2023.

On March 21, 2023, we announced that that Eurostars with Innosuisse have awarded a grant in the aggregate amount of €1.2 million to a consortium led by Gain Therapeutics which includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. This grant supports a research project to develop novel small molecule allosteric regulators against Alpha-1 Antitrypsin (AAT) Deficiency, a rare genetic condition that can result in serious lung and liver diseases.

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

We have two active oncology projects underway in which we are identifying STARs that are designed to  destabilize target proteins by binding to allosteric sites on the proteins and  rendering them inactive. Thus far we have identified allosteric binding sites and run virtual screens to identify virtual hits which have been characterized further in biochemical and cell-based assays.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition, and a strong emphasis on intellectual property. We believe that our Magellan™ platform, our scientific capabilities, know-how and experience provide us with competitive advantages. However, we expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do. We are not aware of any other companies that are taking the same therapeutic approach to protein folding disorders similar to the ones we are pursuing. However, we are aware of companies developing products for the same target indications. For example, companies targeting GBA-PD using small molecules include Vanqua Bio, BIAL, and Caraway Therapeutics. While all of these approaches are small molecules hypothesized to increase GCase levels, they differ from our approach because our molecules act as non-competitive pharmacological chaperones, specifically focused on stabilizing and restoring lysosomal function to misfolded GCase. There are also companies targeting GBA-PD through other modalities such as gene therapies. These companies include, among others: Prevail Therapeutics, which is evaluating a potential gene therapy candidate in a Phase 1/2 clinical trial, and Voyager Therapeutics.

There are also a number of companies with alpha-synuclein specific approaches ranging from all stages of clinical development but these are distinct from us as they only aim to deplete a specific protein rather than affecting the root cause of the disease at the start of the disease cascade. For Krabbe disease, companies such as Chiesi, Ranedis, Passage Bio, MediciNova and Polaryx are all developing potential therapies, which we believe are in the preclinical stage. We may also face competition from large pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions with genetic medicine and other therapeutic approaches.

Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

Strategic Transactions; Collaboration and Licensing Arrangements

In connection with our business development activities, we enter into collaborative and licensing arrangement with third parties to use our Magellan™ drug discovery platform to discover novel allosteric sites on proteins and identify proprietary small molecules that bind these sites to disrupt or restore protein function as may be needed to treat a particular disease. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaborations and licenses that we have entered into.

Minoryx Therapeutics, S.L.

We have entered into a license agreement, dated December 20, 2017 (the “Minoryx License Agreement”), with Minoryx Therapeutics, S.L., a company organized under the laws of Spain (“Minoryx”), pursuant to which we obtained exclusive worldwide license rights from Minoryx to use and exploit its intellectual property (“IP”), including certain components of its computational drug discovery platform Magellan™ for the identification of non-competitive pharmacological chaperones and exclusive worldwide sublicense rights to certain IP licensed by Minoryx from the University of Barcelona and the Institució Catalana de Recerca i Estudis Avançats. Under the terms of the Minoryx License Agreement, we have an exclusive, worldwide, royalty-bearing, assignable, transferable license, including the right to license through multiple tiers of sublicense, to Minoryx’s IP to make, have made, use, import, export, offer to sell, have sold, copy, modify, perform, display, create derivative versions of products in the licensed field or otherwise to exploit Minoryx’s IP in the field. Minoryx’s IP includes certain components of the Magellan™ drug discovery platform, certain proprietary Minoryx compounds acting as pharmacological chaperones, all patents and pending applications related thereto and Minoryx’s Know-How. We also have an exclusive, worldwide, royalty-bearing, assignable, transferable sublicense, including the right to sublicense through multiple tiers of sublicense, to the IP of Universitat de Barcelona (UB) and Institucio Catalana de Recerca i Estudis Avancats (ICREA) in EP11380102 and know-how and software related thereto, for the purpose of making, having made, using, importing, offering to sell, selling and having sold, copying, modifying, performing, displaying, and creating derivative versions of products in the field. Under the Minoryx License Agreement, products include any product in the field that would infringe the UB/ICREA IP or the Minoryx IP in the absence of the license provided therein. Also, the field encompasses any field of use and commercialization of the UB/ICREA IP or the Minoryx IP. Unless earlier terminated, the Minoryx License Agreement expires upon expiration of the royalty term, which occurs ten years after the first product covered by the licensed IP is commercialized. Khalid Islam, the Chairman of our board of directors and one of our founders, is currently the Chairman of the board of directors of Minoryx.

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

As of February 2024, our patent portfolio consisted of one patent granted in Europe, five international PCT applications in national phase stage and two international PCT applications which will be published in 2024.

In regard to our computational drug discovery platform Magellan™, we in-licensed the European patent under the Minoryx License Agreement, which is owned by UB/ICREA and has claims directed to a method of binding site and binding energy determination by mixed explicit solvent simulations. This patent is expected to expire in 2032.

In regard to our GLB program, we in-licensed from Minoryx pursuant to the Minoryx License Agreement, a patent family with a pending European patent application with claims directed to composition of matter and eight foreign patent applications pending in such jurisdictions such as Canada, Australia, Japan, Europe, and China. These patents applications, if issued, are expected to expire in 2037, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the U.S. generally involves the following:

●	completion of extensive non-clinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
●	submission to the FDA of an IND application, which must become effective before clinical trials may begin;
●	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	submission to the FDA of an NDA;

●	a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
●	satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
●	payment of user fees for FDA review of the NDA; and
●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S

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

Concurrent with clinical trials, companies usually complete additional laboratory and animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements.

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

Special Protocol Assessment

The FD&C Act directs FDA to meet with sponsors, pursuant to a sponsor’s written request, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA or a Biologic Licensing Application (BLA). If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. This agreement is called a special protocol assessment (SPA). While the FDA’s guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has latitude to change its assessment if certain exceptions apply. Exceptions include public health concerns emerging that were unrecognized at the time of the protocol assessment, identification of a substantial scientific issue essential to the safety or efficacy testing that later comes to light, a sponsor’s failure to follow the protocol agreed upon, or the FDA’s reliance on data, assumptions or information that are determined to be wrong.

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

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single trial may be sufficient in some instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when there is one adequate and well-controlled clinical investigation plus other confirmatory evidence. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA, and one or more sites where non-clinical testing was conducted to assure compliance with GLP and other requirements.

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

Employees and Human Capital Resources

As of December 31, 2023, we had twenty-nine full-time employees and three part-time employees. Of these thirty-two employees, twenty-three were engaged in research and development activities and nine were engaged in finance, business development, administrative support and general management. We have a branch office in Barcelona, Spain. Our employees in Spain are subject to a national collective labor agreement, the “Convenio General de la Industria Quimica”. National agreements are negotiated collectively between the national associations of companies within a given industry and the respective national unions. We consider our relationship with our employees to be good and have not experienced any work stoppages. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We maintain our equity incentive plan in order to attract, retain and incentivize our workforce through the granting of stock-based compensation. We also provide cash bonus awards based on Company progress toward key annual goals and employee performance.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and other information included or incorporated by reference in this Annual Report in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations, our financial condition, and the market price of our Common Stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. See “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report. If any of these risks actually materialize, our business, prospects, financial condition and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	there is substantial doubt about our ability to continue as a going concern. We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;
◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have started testing one of our product candidates in clinical trials . Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials;
◾	clinical trials required for our product candidates are expensive and time-consuming, and their outcomes are uncertain;
◾	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended

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

We are focused on product development, and we have not generated any significant revenues to date. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. Since our inception we have incurred in operating losses which have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity. In addition, the impact of these events and conditions on our liquidity raise substantial doubt about our ability to continue as a going concern.

We plan to raise additional capital primarily through public and/or private equity financings and/or convertible debt financings. However, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans. If we become unable to continue as a going concern, we may have to dispose of assets and might realize significantly less than the values at which they are carried on our consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our common stock.

We and our prospects should be examined in light of the risks and difficulties frequently encountered by new and early-stage companies in new and rapidly evolving markets. These risks include, among other things, the speed at which we can scale up operations, our complete dependence upon development of our product candidates that currently have no market acceptance, our ability to establish and expand our brand name, our development of and reliance on strategic and customer relationships and our ability to minimize fraud and other security risks.

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

We are an early clinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have commenced our first Phase 1 clinical trial but not yet successfully completed any clinical trials, manufactured our products candidates at commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates., if approved. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Annual Report:

●	our ability to obtain additional funding to develop our product candidates, the extent to which we are able to obtain such funding on favorable terms, and changes to our operations or strategy that may be necessitated due to the need for additional funding;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	our ability to successfully commercialize product candidates for which we obtain regulatory approval, within expected timelines or at all;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or comparable foreign strategies, or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;

●	the impact of political instability, natural disasters, events of terrorism and wars, including Russia’s invasion of Ukraine and the conflict between Hamas and Israel;
●	the impact of other global and macroeconomic conditions, including heightened inflation and high interest rates, liquidity concerns at and failures of banks and other financial institutions, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices; and
●	potential product liability claims.

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

Additionally, the reported number of people in the indications we aim to treat, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed.

Because the Magellan™ platform remains untested and our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. Our product candidates will require significant additional development, preclinical and IND-enabling studies and clinical trials, regulatory clearances and additional investment by us or our collaborators before they can be commercialized. Our drug development methods may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate targets or compounds, our product candidates may fail to be safe and effective in clinical trials, or we may have inadequate financial or other resources to pursue development efforts for our product candidates. Also, third parties we rely on for preclinical development, such as the providers of supercomputer time needed for our Magellan™ platform and collaborators that provide us with materials and resources may fail to fulfill their obligations to us in a timely manner or at all and the development of our product candidates could be significantly delayed as a result. In addition, we are still developing proof of concept for our product candidates in animals and positive data from animal models may not be predictive of positive human results and patients may have side effects that were not observed in animals.

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

We have concentrated our efforts and research and development activities on our novel small molecules for potential treatment of rare and genetic diseases caused by protein misfolding and Magellan™, our target identification platform. Our future success depends on the successful development of such product candidates, including our ability to successfully complete IND-enabling and GLP-compliant preclinical studies, and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing small molecules of this type that can cross the blood-brain barrier generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their therapeutic development efforts may increase skepticism in the marketplace regarding the potential for potential therapeutics. There are currently no companies with approved drugs for these indications that have the ability to cross the blood-brain barrier.

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

Climate change, climate change-related regulation and sustainability concerns could adversely affect our businesses and the operations of our subsidiaries, and any actions we take or fail to take in response to such matters could damage our reputation.

Investor advocacy groups, certain institutional investors, investment funds, other market participants and other stakeholders have focused increasingly on the Environmental, Social and Governance ("ESG") practices of companies, including those associated with climate change. These parties have placed increased importance on the importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and associate retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption, or that we may not sufficiently communicate our ESG practices to stakeholders. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.

In addition, we may face physical risks associated with climate change. These physical risks include risks to our manufacturing and supply chain from flooding, severe storms, wildfires, droughts or extreme temperatures, all of which could increase costs and impair our ability to meet our operational demands in a timely manner. To date, we have not experienced material losses or disruptions to our operations related to climate change, and we do not anticipate that these risks will have a material impact to our Company in the near term.

We are also subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Concern over severe weather may also result in new or additional legal or regulatory requirements designed to mitigate the effects of severe weather on the environment and businesses. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, as well as an increase in costs associated with monitoring, tracking and reporting ESG related information to regulatory bodies, which may adversely affect our business, results of operations or financial condition.

These changing rules, regulations and stakeholder expectations may result in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that, if implemented, will impose broad climate-related disclosure obligations on certain companies doing business in California. Other U.S. states’ legislatures are considering enactment of similar rules and regulations. In addition, the European Union (“EU”) enacted the Corporate Sustainability Reporting Directive (“CSRD”) legislation in January 2023 which requires certain reporting and disclosure relating to ESG matters for companies whose business and assets exceed certain thresholds within EU countries. Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

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

Our business and operations may be adversely affected by pandemics or epidemics,  including due to business interruptions caused by travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders, shutdowns requested or mandated by governmental authorities, or staffing shortages while employees quarantine as a result of exposure to or transmission of the virus. In addition, health epidemics or pandemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the global economy and financial markets

The COVID-19 pandemic and the resulting post-pandemic environment has impacted clinical site activation and patient enrollment. Clinical trial sites have experienced limited capacity and staffing shortages in a post-COVID-19 environment, partially due to personnel having been reassigned during the pandemic, resulting in a backlog of patient enrollment and delayed site initiations across the industry. Our inability to successfully recruit and retain patients and principal investigators and site staff could adversely impact our expected future clinical trial operations.

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

We have licensed certain rights, assets and technology related to the Magellan™ platform from Minoryx and we believe that they owned all of such rights prior to our license. Although, to our knowledge, no third party has asserted a claim of infringement or other claim against us, others may hold or claim to hold proprietary or other rights that could prevent our Magellan™ platform from being developed or marketed. Any legal action against us claiming damages and seeking to enjoin commercial activities relating to our Magellan™platform or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market any future product candidates based upon the Magellan™platform. We may not prevail in any such actions and any license required under any of these patents may not be made available on commercially acceptable terms, if at all. In addition, we may not be able to redesign any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our future product candidates, which could harm our business, financial condition and operating results.

Risks Related to Third Parties and Collaborators

We currently rely on, and intend to rely on in the future, third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We currently rely on, and expect to rely on in the future, CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that our clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs will not relieve us of our regulatory responsibilities.

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

We currently rely on and intend to rely in the future on third parties to manufacture the compounds used in our studies, and we intend to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

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

General Risk Factors

As a public company, we are obligated to develop and maintain proper and effective controls over financial reporting. If we fail to maintain proper and effective system of internal controls over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our securities.

Our management is responsible for establishing and maintaining adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules require management to furnish a report on the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and help us to prevent fraud. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant continuous attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, disruptions in access to bank deposits and lending commitments due to bank failures, supply chain disruptions, heightened interest rates and inflation, stock volatility, as well as uncertainty about economic stability. Such conditions may continue or worsen in the future. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s invasion of Ukraine and the conflict between Hamas and Israel, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the war in Ukraine and the conflict between Hamas and Israel, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In 2018 and 2019, the United States imposed tariffs on goods imported from China and certain other countries. Although the United States and China signed a new trade agreement in January 2020, most of the previously-implemented tariffs on goods imported from China remain in place. Additional tariffs or further retaliatory trade measures taken by China or other countries in response, could affect the demand for any of our products, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA has been subject to judicial and Congressional challenges.  For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, it also allows the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high expenditure single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.  In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislation measures to control drug costs.  Moreover, changes to the political landscape in the United States may impact the market sentiment surrounding the pharmaceutical industry.

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

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries.  In particular, the European Economic Area (“EEA”), the UK and Switzerland have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.  If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business.  Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the EU

GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

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

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

Magellan™ is our platform technology that leverages AI-supported structural biology, proprietary algorithms and physics-based models powered by the cutting-edge CSCS Swiss National Supercomputing Centre to explore novel allosteric binding pockets on disease-implicating proteins. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could harm our business reputation. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

In the ordinary course of our business, we or the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal information (such as health-related data), business plans, financial information, intellectual property, and trade secrets (collectively, sensitive information), and, as a result, we and the third parties upon which we rely face a variety of evolving threats

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine and the conflict between Hamas and Israel, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we and our third party services providers have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Un-remediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair our ability to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, any further deterioration in the macroeconomic economy or financial services industry, could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Management of cybersecurity risks is a component of our overall risk management strategy. We rely on information technology, communication networks, enterprise applications, accounting and financial platforms, and related systems in the operation of its business. Our operations also rely on the secure collection, storage, transmission and processing of proprietary, confidential and sensitive data. Our cybersecurity risk management strategy is designed to support us in identifying, protecting, detecting, responding to, and recovering from cybersecurity threats and incidents with the intention of protecting the confidentiality, integrity, and availability of such systems and data.

We have implemented several processes with the assistance of third parties that we engage to help us manage our overall information technology function. These include certain processes for assessing, identifying and managing cybersecurity risks and are designed to help protect our information assets and operations from internal and external cyber threats, and to protect employee, collaborator and patient information from unauthorized access or attack, as well as to secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, and periodic review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including consultants, computer security firms and governance experts, to enhance our cybersecurity oversight and to gain valuable insights into the ever-evolving cybersecurity landscape.

Our use of third parties in the conduct of our business is significant (including suppliers, CROs, CDMOs, and other service providers, and a cybersecurity incident at third party could materially adversely impact us. We assess third party cybersecurity controls prior to engaging such third parties and include security and privacy addendums to our contracts where applicable. We also require that third party service providers or partners report cybersecurity incidents to us so that we can assess the impact of the incident on us.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. During the reporting period we have not experienced any material cybersecurity incidents nor any series of immaterial cybersecurity incidents that would require to be disclosed in this year end report.

Governance

Our third party service providers report to our Principal Financial Officer who is responsible for the management of the Cybersecurity program. The Principal Financial Officer on a regular basis reports to the Audit Committee.

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk, and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.

In an effort to deter and detect cyber threats, we provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention material, which educates employees on the importance of reporting all incidents immediately. We also use technology-based tools that are designed to mitigate cybersecurity risks.

Cybersecurity Incident Response Plan

We have established a Cybersecurity Incident Response Policy (“CIRP”), which details the steps to be followed to properly respond to, contain, and remediate a cybersecurity incident. The CIRP provides a process for escalating certain cybersecurity incidents to the Board and members of management to facilitate management-level consideration as to whether a cybersecurity incident may be material to the Company and whether public disclosure of the incident is required.

ITEM 2. PROPERTIES

Our principal executive office is located in Bethesda, Maryland, where we lease in a multi-tenant building 1,568 square feet of office space that we use for our general management, investor relations, business developments and other activities. This lease expires in September 2024.

We lease in a multi-tenant building 2,992 square feet of office space in Via Soave n.6, Lugano Switzerland that we use for our research and development team and finance and administrative activities. This lease expires in May 2026.

We lease in a multi-tenant building 1,402 square feet that we use for our biology laboratory and 245 square feet that we use for a warehouse space in Cluster II Building in the Parc Cientific de Barcelona, Spain. This lease expires in December 2025.

We lease in a multi-tenant building 1,417 square feet of office space in Torre D Building in the Parc Cientific de Barcelona, Spain that we use for our drug discovery and research activities. This lease expires in November 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the Nasdaq Global Market (the "Nasdaq") under the trading symbol "GANX." As of February 29, 2024, there were approximately 66 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

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

GT-02287 - our lead product candidate: for the treatment of GBA1 Parkinson’s disease and other synucleinopathies

Our clinical stage product candidate, GT-02287, is  being developed for the treatment of GBA1 Parkinson’s disease. We have generated an extensive preclinical data package providing evidence of the mechanism of action and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, improve survival of dopaminergic neurons, increase dopamine levels, completely restore locomotor function,  and reduce plasma-based neurodegeneration maker, neurofilament light chain, or NfL, back to the level of healthy animals.

In September 2023, we initiated the first-in-human Phase 1 clinical trial to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants.  The study design includes a single ascending dose part during which the study participants receive one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants receive one daily dose of GT-02287 for 14 days at different dose levels. In February 2024, we initiated the multiple ascending dose part of this Phase 1 clinical trial, which we anticipate completing in the second quarter of 2024, with the availability of the quality assurance audited interim report in the third quarter of 2024. We are planning to expand the scope of this Phase 1 clinical trial by amending the study protocol to include a cohort of 12-15 patients with Parkinson’s disease. These patients will be treated for a period of three months to evaluate safety, tolerability, and pharmacokinetics in patients, as well as to assess the effect of GT-02287 on certain biomarkers of the GCase disease cascade.

In preparation for the treatment of Parkinson’s disease patients, in September 2023, we initiated the sub chronic (13 weeks treatment) preclinical toxicity study. The in-vivo phase of the preclinical toxicity study was concluded in January 2024 with the final, quality assurance audited, report expected by the beginning of the second quarter of 2024. In addition, we are planning to initiate the chronic (6 months in rodents and 9 months in non-rodents) preclinical toxicity study in the second half of 2024, enabling the conduct of clinical studies in patients with a GT-02287 treatment duration beyond three months .

On June 1,, 2023 our Australian subsidiary (Gain Therapeutics Australia PTY LTD or “Gain Therapeutics Australia” ) was established. Gain Therapeutics Australia is our wholly owned subsidiary with the business purpose to conduct and supervise the Phase 1 clinical trial of our lead product candidate GT-02287.

Financial Condition

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our Magellan™ platform. Our operations have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, performing research, conducting preclinical studies and acquiring, developing and securing our in-licensed technology. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales, and as a result, we face risks associated with early-stage biotechnology companies whose product candidates are in development. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect our research and development expenses to remain significant and to increase to support progress in our research and development activities. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

In May 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings (the “Shelf Registration Statement”).

In May 2022, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings, which we refer to as our ATM Program. During the year ended December 31, 2023, we sold an aggregate of 862,535 shares of common stock at an average price of $4.60 per share, raising gross proceeds of $3.9 million, which includes $0.4 million in sales and commissions and other offering expenses. The Sales Agreement and the ATM Program were terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023, as described below.

In November 2023, we completed the public offering of 2.5 million shares of our common stock and warrants to purchase 1.3 million shares of our common stock. The warrants have an exercise price of $2.75 per share and were sold at the rate of one warrant for every two shares of common stock purchased in the public offering. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of commons stock was $4.01 (with an effective price of $2.00 per share and $0.01 per warrant). In a private placement that was completed concurrently with the public offering we also issued to accredited investors 2.5 million of shares of our common stock (or pre-funded warrants in lieu thereof) and private warrants to purchase 2.5 million shares of our common stock with an exercise price of $2.75 per share. The private offering price per share and accompanying warrant in the private placement was $2.00 per set of securities sold privately. The public offering and the concurrent private placement resulted in combined gross proceeds of $10.1 million, which includes $1.2 million of underwriting commissions, placement agent’s fees and other expenses connected with the financing round. As of December 31, 2023 $0.9 million of the costs associated with the financing round had already been paid or deducted from the gross proceeds, while the reminder of the amount has been paid in the first quarter of 2024.

From inception through December 31, 2023, we have raised an aggregate of $74 million of gross proceeds through equity financings, including the issuance of convertible preferred stock, our IPO and sales under our ATM Program.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $16.8 million. We have incurred recurring losses and negative cash flows from operations since inception and as of December 31, 2023 and December 31, 2022, had an accumulated deficit of $60.8 million and $38.5 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates.

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

Going Concern

As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $60.8 million and $38.5 million, respectively, and as of December 31, 2023, we had cash, cash equivalents and marketable securities of $16.8 million. During the year ended December 31, 2023, we incurred net losses of $22.3 million and generated negative cash flows from operations of $18.9 million. Our current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Annual Report on Form 10-K. We will need to raise additional capital to fund continued operations beyond the first quarter of 2025. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures. Investors should read the section below titled “Liquidity and Capital Resources” for additional information regarding our financial condition and ability to continue operations.

Financing Requirements; Current Financing Environment

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, including an at-the-market offering, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect our holdings or the rights of our stockholders. If we are unable to obtain funding, we could be required to delay, limit, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, or grant rights to develop, sell and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, which could adversely affect our business prospects.

The war in Ukraine, the conflict between Hamas and Israel, global geopolitical tension, and the post COVID-19 environment continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Recently worsening global macroeconomic conditions, liquidity concerns at and failures of banks and other financial institutions, volatility in the capital markets, and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all. For additional discussion of our financing requirements, see “—Liquidity and Capital Resources” and “—Funding Requirements” below.

Strategic Transactions; Collaboration and Licensing Arrangement

In connection with our business development activities, we enter into collaboration and licensing arrangements with third parties, to use our licensed Magellan™ computational platform technology to discover novel allosteric sites on proteins and identify proprietary small molecules that bind these sites and may be developed into pharmaceutical products. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaboration and licenses arrangements that we have entered into.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval and successfully commercialize them, we will not generate revenues in the future. Historically, we have received limited collaboration revenue pursuant to a collaboration agreement with Zentalis Pharmaceuticals which has been concluded in the year ended December 31, 2023.

Operating Expenses

Our operating expenses since inception have consisted solely of research and development and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major categories of expense:

	Year Ended
	December 31,
	2023	2022	Change
Pre-clinical activities, clinical activities and outside services	7,535,538	5,192,868	2,342,670
Personnel expenses	3,956,187	2,969,038	987,149
Other	628,958	297,517	331,441
Research grants	(600,070)	(82,133)	(517,937)
Total research and development expenses	$11,520,613	$8,377,290	$3,143,323

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

Our primary research and development focus since inception has been the application of our Magellan™ platform to various indications and targets, and more recently the development of our clinical stage lead product candidate GT-02287 for the treatment of Parkinson’s diseae and other neurodegenerative diseases.

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

We will continue to focus on preserving our liquidity resources while we seek to maximize shareholders’ value. We expect to continue the efforts started during the year ended December 31, 2023 to limit administrative expenses.

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss, net.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated, together with the changes in those items.

	Year Ended
	December 31,
			Increase
	2023	2022	(Decrease)
Revenues:
Collaborative Agreements	55,180	132,640	(77,460)
Other income	—	7,468	(7,468)
Total revenues	$55,180	$140,108	$(84,928)

Operating expenses:
Research and development	(11,520,613)	(8,377,290)	3,143,323
General and administrative	(10,787,700)	(9,539,863)	1,247,837
Total operating expenses	$(22,308,313)	$(17,917,153)	$4,391,160

Loss from operations	$(22,253,133)	$(17,777,045)	$4,476,088

Interest income, net	494,234	375,357	118,877
Foreign exchange loss, net	(429,346)	(96,074)	(333,272)
Loss before income tax	$(22,188,245)	$(17,497,762)	$4,690,483

Income tax	(79,275)	(92,976)	(13,701)
Net loss	$(22,267,520)	$(17,590,738)	$4,676,782

Net loss per ordinary share:
Basic and diluted loss per share	(1.71)	(1.48)	0.23
Weighted-average common stock used in per share calculations – basic and diluted	13,011,361	11,883,368

Comparison of the Years ended December 31, 2023 and 2022

Revenues

For the years ended December 31, 2023 and 2022, total revenues were $55 thousand and $140 thousand, respectively, and consisted mainly of income from a collaboration agreement with Zentalis Pharmaceuticals.

Research and Development Expenses

Research and development expenses increased by $3.1 million to $11.5 million for the year ended December 31, 2023, from $8.4 million for the year ended December 31, 2022. The increase in research and development expenses for the year ended December 31, 2023 was primarily attributable to increases in external R&D services and external expenses related to the commencement and conduct of our Phase 1 clinical trial with our lead drug candidate GT-02287 for the treatment of GBA1 Parkinson’s disease.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $10.8 million for the year ended December 31, 2023 from $9.5 million for the year ended December 31, 2022. The increase in general and administrative expenses for the year ended December 31, 2023 was primarily attributable to increases in professional fees for corporate compliance consulting and non cash costs related to share based compensation.

Interest income, net

Interest income net increased by $0.12 million to $0.49 million for the year ended December 31, 2023 from $0.37 million for the year ended December 31, 2022. The increase in interest income, net is mainly attributable to interest income derived from our investment in available for sale treasury securities.

Foreign exchange loss, net

Foreign exchange loss, net increased by $0.34 million to $0.43 million for the year ended December 31, 2023 from $96 thousand for the year ended December 31, 2022. The increase is mainly attributable to the Swiss Franc strengthening its value against the US dollar.

Income Taxes

Income Taxes are $80 thousand and $93 thousand for year ended December 31, 2023 and 2022, respectively. Income Taxes are mainly related to taxable income that was generated in Spain.

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

As of December 31, 2023, and December 31, 2022, we had $16.8 million and $22.1 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $60.8 million and $38.5 million, respectively. We had indebtedness of $0.56 million and $0.60 million as of December 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents available at December 31, 2023 are expected to be sufficient to fund our anticipated operating and capital requirements into the first quarter of 2025, but may not be sufficient to fund the Company’s operations for one year from the issuance of the financial statements included in our 2023 Form 10-K. Therefore, we have reported there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of December 31, 2023, we did not maintain any lines of credit or equity capital committed for funding.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the first quarter of 2025, including raising additional capital through either private or public equity, including at-the-market offerings, or debt financing, or additional program collaborations or non-dilutive funding.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year Ended
	December 31,
	2023	2022

Cash used in operating activities	$(18,865,873)	$(14,692,139)
Cash provided/(used) by/in investing activities	10,222,667	(14,774,813)
Cash provided/(used) by/in financing activities	12,641,343	(78,774)
Effect of exchange rate changes	488,404	(23,797)
Net increase / (decrease) in cash, cash equivalents and restricted cash	$4,486,541	$(29,569,523)

Cash Used in Operating Activities

During the year ended December 31, 2023 and 2022, we used $18.9 million and $14.7 million of cash, respectively, in operating activities, primarily to fund our operations related to the development of our product candidates and related general and administrative support activities.

Cash Used in Investing Activities

During the year ended December 31, 2023, cash provided by investing activities was $10.2 million, primarily due to maturity of marketable securities for $12.2 million partially offset by th purchase of marketable securities for $2 million.

During the year ended December 31, 2022, cash used in investing activities was $14.7 million, primarily due to purchase of marketable securities for $17.7 million, partially offset by the maturity of marketable securities for $3 million.

Cash Used/Provided by Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $12.6 million, mainly related to the net proceeds related to the public offering and the concurrent private placement for $9.2 million, and the net proceeds related to the ATM program for $3.5 million.

During the year ended December 31, 2022, cash used in financing activities was $78 thousand, reflecting the payment of current portion of long-term debt.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including heightened inflation and high interests rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, including at-the-market offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all. See “Financing Requirements; Current Financing Environment” and “Liquidity and Capital Resources”.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation, recognition of research grants and the going concern assessment. Our actual results may differ from these estimates under different assumptions or conditions. During the year ended December 31, 2023, there were no material changes to our critical accounting policies. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Share-based compensation

We recognize compensation costs related to share based compensation granted to employees, consultants and directors, based on the estimated fair value of the awards as of  the grant date. We estimate the grant date fair value, and the resulting share-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires assumptions, including the fair value of our common stock prior to our initial public offering, volatility, the expected term of exercise, the risk free interest rate for a period that approximates the expected term of exercise, and our expected dividend yield. Certain assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of assumptions and the application of management’s judgment, as they are inherently subjective. We recognize expenses related to Restricted Stock Units (or RSUs) based on their fair market value, determined as the closing price on Nasdaq of our common stock as of the grant date, on a straight-line basis over the requisite service period.  For Restricted Stock Units with market or performance based vesting conditions (or PRSUs), the fair value at grant date is calculated using an option-pricing model (Monte Carlo Simulation) or based on management’s assessment of the likelihood of concurrence of the underlying performance, respectively.

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

Going Concern Assessment

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The assessment over going concern is based on management’s most updated budget and forecast and does not take into consideration estimated future cash inflows that are not certain as of the date of preparation of the financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gain Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gain Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Lugano, Switzerland

March 26, 2024

Gain Therapeutics, Inc

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,794,949	$7,311,611
Marketable securities - current	4,999,704	12,826,954
Tax credits	242,577	103,877
Prepaid expenses and other current assets	741,638	848,854
Total current assets	$17,778,868	$21,091,296

Non-current assets:
Marketable securities - non current	$—	$1,941,488
Property and equipment, net	125,962	144,379
Internal-use software	193,375	213,967
Operating lease - right of use assets	459,215	659,933
Restricted cash	34,021	30,818
Long-term deposits and other non-current assets	17,890	17,506
Total non-current assets	830,463	3,008,091
Total assets	$18,609,331	$24,099,387

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$1,318,965	$1,626,100
Operating lease liability - current	229,693	229,080
Other current liabilities	2,160,366	2,106,756
Deferred income - current	1,122,138	55,180
Loans - current	118,797	108,135
Total current liabilities	$4,949,959	$4,125,251

Non-current liabilities:
Defined benefit pension plan	$307,454	$157,580
Operating lease liability - non-current	229,855	441,784
Deferred income - non-current	94,786	—
Loans - non-current	449,053	495,258
Total non-current liabilities	1,081,148	1,094,622
Total liabilities	$6,031,107	$5,219,873

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2023 and 2022	$—	$—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 16,206,680 shares issued and outstanding as of December 31, 2023 and 11,883,368 shares issued and outstanding as of December 31, 2022	1,621	1,189
Additional paid-in capital	73,113,079	57,358,895
Accumulated other comprehensive income	247,241	35,627
Accumulated deficit	(38,516,197)	(20,925,459)
Loss of the period	(22,267,520)	(17,590,738)
Total stockholders’ equity	12,578,224	18,879,514
Total liabilities and stockholders’ equity	$18,609,331	$24,099,387

Gain Therapeutics, Inc

Consolidated Statement of Operations

	Year Ended December 31,
	2023	2022
Revenues:
Collaboration revenues	$55,180	$132,640
Other income	—	7,468
Total revenues	55,180	140,108

Operating expenses:
Research and development	(11,520,613)	(8,377,290)
General and administrative	(10,787,700)	(9,539,863)
Total operating expenses	(22,308,313)	(17,917,153)

Loss from operations	(22,253,133)	(17,777,045)

Other income (expense):
Interest income, net	494,234	375,357
Foreign exchange loss, net	(429,346)	(96,074)
Loss before income tax	$(22,188,245)	$(17,497,762)

Income tax	(79,275)	(92,976)

Net loss	$(22,267,520)	$(17,590,738)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(1.71)	$(1.48)
Weighted average common stock - basic and diluted	13,011,361	11,883,368

Gain Therapeutics, Inc

Consolidated Statement of Comprehensive Loss

	Year Ended December 31,
	2023	2022
Net loss	$(22,267,520)	$(17,590,738)
Unrealized gain / (loss) on available-for-sale marketable securities	89,304	(94,279)
Defined benefit pension plan	(127,601)	227,131
Foreign currency translation	249,911	(6,580)
Other comprehensive income	$211,614	$126,272
Comprehensive loss	$(22,055,906)	$(17,464,466)

Gain Therapeutics, Inc

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts			Deficit
Balance as of December 31, 2022	11,883,368	$1,189	$57,358,895	$35,627	$(38,516,197)	$18,879,514
Stock-based compensation (Note 15)	171,751	16	3,305,056	—	—	3,305,072
Defined benefit pension plan (Note 11)		—	—	(127,601)	—	(127,601)
Foreign currency translation		—	—	249,911	—	249,911
Net unrealized gain on available for sale securities (Note 5)		—	—	89,304	—	89,304
Issuance of shares in at-the-market (ATM) offering (Note 14)	862,535	86	3,544,790	—	—	3,544,876
Issuance of shares and warrants in public offering and private placement (Note 14)	3,289,026	330	8,904,338	—	—	8,904,668
Net loss		—	—	—	(22,267,520)	(22,267,520)
Balance as of December 31, 2023	16,206,680	1,621	73,113,079	247,241	(60,783,717)	12,578,224

	Common Stock		APIC	AOCI	Accumulated	Total
	Shares	Amounts			Deficit
Balance as of December 31, 2021	11,883,368	$1,189	$55,832,461	$(90,645)	$(20,925,459)	$34,817,546
Stock-based compensation (Note 15)		—	1,526,434	—	—	1,526,434
Defined benefit pension plan (Note 11)		—	—	227,131	—	227,131
Foreign currency translation		—	—	(6,580)	—	(6,580)
Net unrealized gain on available for sale securities (Note 5)		—	—	(94,279)	—	(94,279)
Net loss		—	—	—	(17,590,738)	(17,590,738)
Balance as of December 31, 2022	11,883,368	1,189	57,358,895	35,627	(38,516,197)	18,879,514

Gain Therapeutics, Inc

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2023	2022

Operating activities:
Net loss	$(22,267,520)	$(17,590,738)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,579	64,168
Stock based compensation expense	3,259,026	1,526,434
Other non cash items	(383,188)	(206,861)

Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	184,446	(114,005)
VAT credits	(130,068)	3,631
Long term deposit and other non current assets	(10,057)	(2,901)
Accounts payable	(643,164)	1,066,707
Other current liabilities	(50,534)	711,073
Defined benefit pension plan	6,313	58,696
Deferred income	1,085,294	(208,343)
Total changes in operating assets and liabilities	442,230	1,514,858
Net cash used in operating activities	(18,865,873)	(14,692,139)

Cash flows from investing activities:
Purchase of property and equipment and internal-use of software	(15,358)	(118,953)
Purchases of marketable securities	(1,956,350)	(17,735,355)
Maturities of marketable securities	12,194,375	3,079,495
Net cash provided/(used) by/in investing activities	10,222,667	(14,774,813)

Cash flow from financing activities:
Net proceeds from issuance of shares in at-the-market (ATM) offering	3,544,876	—
Net proceeds from issuance of shares and warrants in public offering and private placement	9,185,534	—
Payments of current portion of long-term debt	(89,067)	(78,774)
Net cash provided/(used) by/in financing activities	$12,641,343	$(78,774)
Effect of exchange rate changes	488,404	(23,797)
Net increase / (decrease) in cash, cash equivalents and restricted cash	$4,486,541	$(29,569,523)
Cash, cash equivalents and restricted cash at beginning of period	7,342,429	36,911,952
Cash, cash equivalents and restricted cash at end of period	$11,828,970	$7,342,429

Supplemental Data:
Income taxes paid	134,962	2,740

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

The Company is a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology. The Company uses its computational target and drug discovery platform Magellan™ to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease.

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

The Company’s activities have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, developing and securing its in-licensed technology, performing research and conducting preclinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and obtaining regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development activities, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

In accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash, cash equivalents and marketable securities of $16.8 million will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future substantial doubt exists about its ability to continue as going concern. The Company will need to obtain additional capital and/or other funding  in order to continue operations beyond the first quarter of 2025.

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

The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the first quarter of 2025, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding.

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

Because of the actions that Management is taking to secure future financial resources the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as going concern.

Basis of presentation

The consolidated financial statements reflect the accounts of the Gain Therapeutics, Inc., Gain Therapeutics Australia PTY LTD,  GT Gain Therapeutics SA and its wholly owned branch, Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements as of December 31, 2023, represented by the Consolidated Balance Sheet, the Consolidated Statement of Operations, the Consolidated Statements of Changes in Shareholders’ Equity, the Consolidated Statement of Comprehensive Loss, the Consolidated Statements of Cash Flows and the accompanying Notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update of the Financial Accounting Standards Board (“FASB”).

All amounts in the consolidated financial statements are expressed in United States Dollars (USD/$) and disclosed within these explanatory notes in United States Dollars (USD/$).

The consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2023 and 2022, and the results of its operations, its statements of stockholders’ equity and its statements of cash flows for the years then ended.

Segment information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision-maker, the Chief Executive Officer, oversees the Company’s operations and manages the business as a single operating segment, which is research and development in the pharmaceutical sector with a focus on developing novel therapeutics to treat diseases caused by protein misfolding, such as rare genetic diseases and neurological disorders. Geographically, the research and development activities are mainly performed in Australia, Switzerland and Spain. The Company does not consider these geographies to be separate segments.

2.    Summary of significant accounting policies

Foreign currency translation

The holding company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The Company’s reporting currency is USD and the functional currencies of the Company’s operations are the local currencies (US Dollars in the United States, Swiss Franc in Switzerland, Euro in Spain and Australian Dollar in Australia). Assets and liabilities reported in the consolidated balance sheets are translated into U.S. dollars (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of December 31, 2023 and 2022, accumulated currency translation adjustment recorded in the accumulated other comprehensive loss amounted to $408,487 and $158,576, respectively.

Use of Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates judgments and, assumptions including those related to the assessment of going concern, recognition of accrued expenses, defined benefit pension liability, share-based compensation, recognition of research grants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected.

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

Marketable securities are classified as available-for-sale since the Company does not have the positive intent and the capacity to hold the marketable securities until the maturity date. Available-for-sale marketable securities are carried out at fair value with the “unrealized gains/loss” excluded from the computation of the earnings of the period and accounted for in other comprehensive income/loss. The accretion of discounts (or amortization of premiums) are accounted for in the Company’s statements of operations as financial income (or expense).

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of December 31, 2023 and 2022, internal-use software amount to $193,375 and $213,967, respectively, and refer to the external and internal labor costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses and for the years ended December 31, 2023 and 2022 was $45,507 and $37,536, respectively. The accumulated amortization as of December 31, 2023 and 2022 was $91,262 and $39,021, respectively.

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

Pension obligations

The Company operates defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For the defined benefit pension plan, the liability recognized in the consolidated balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the consolidated statements of equity under accumulated other comprehensive income (loss), and are charged or credited to income over the employees’ expected average remaining service period using the corridor amortization method. The measurement date used for the Company’s employees defined benefit plan is December 31.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations, the Company applies the five-step model of ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Net loss per share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of December 31, 2023 and 2022, common stock equivalents consisted of stock options, RSUs, PRSUs and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

In July 2019, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that, in a consortium with the Institute for Research in Biomedicine, Bellinzone (Switzerland) and Neuro-Sys SAS in Gardanne (France), it obtained a three-years research grant to support the development of the drugs portfolio for the treatment of Gaucher Disease, GM1 Gangliosidosis, Mucopolysaccharidosis type 1 and Krabbe.The grant was approved by the Eurostars-2 joint programme, with co-funding from the European Union Horizon 2020 research and Innosuisse – Swiss Innovation Agency. In connection with this grant, during the year ended December 31, 2022, the Company recorded a reduction to research and development expenses of $82 thousand. The research grant is concluded and no reduction to research and development expenses has been recorded for the year ended December 31, 2023.

In March 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Eurostars and Innosuisse awarded a grant in the aggregated amount of $1.3 million to a consortium led by Gain Therapeutics that also includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. The grant is intended to support the development of our alpha-1 antitrypsin deficiency program. The portion of the grant that was allocated to the Company was $0.45 million.

In May 2023, the Company’s wholly owned subsidiary, GT Gain Therapetuics SA, announced that Innosuisse awarded the Company a grant, under the Swiss Accelerator program, in the amount of $2.8 million to support the further development activities of Gain Therapeutics’ lead program GBA1 Parkinson’s disease.

In connection with the grants announced in March 2023 and May 2023 the Company recorded, during the year ended December 31, 2023, a reduction to research and development expenses of $0.6 million and reports deferred income of $1.2 million.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	December 31,	December 31,
	2023	2022
Cash	5,027,658	2,910,446
Money Market	6,767,291	4,401,165
Total cash and cash equivalents	$11,794,949	$7,311,611
Restricted cash	$34,021	$30,818

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

5. Marketable Securities

As of December 31, 2023 the Company reports $5 million of marketable securities, related to United States Treasury Securities (“USTS”), within current assets. The USTS purchased have maturity dates going from January 2024 to April 2024, on a monthly basis, in tranches of USD 1,000 thousand each month. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume.

The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains / (losses) and the estimated fair value as of December 31, 2023:

	December 31, 2023
			Gross	Gross
		Allowance for	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Credit Losses	Gains	Losses	Value
Marketable securities available for sale
Debt Securities - U.S. government treasury securities, current	5,004,679	—	—	(4,975)	4,999,704
Totals	$5,004,679	$—	$—	$(4,975)	$4,999,704

As of December 31, 2023, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which will be at maturity. Unrealized losses on available-for-sale debt securities as of December 31, 2023 were primarily due to changes in interest rates. Accordingly, as of December 31, 2023, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2023	2022
Tax Credits	242,577	103,877

Prepaid and deferred expenses	608,638	552,882
Other receivable	—	87,430
Prepaid D&O Insurance	133,000	208,542
Total Prepaid expenses and other current assets	$741,638	$848,854

Tax credit consist of a value added tax (“VAT”) receivable from Swiss and Spanish tax authorities on purchases of goods and services executed in those countries.

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

7.    Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2023	2022
Computer	$83,894	$71,774
Furniture and fixtures	62,825	57,603
Leasehold improvements	33,992	31,437
Laboratory instruments	38,048	36,894
Total property and equipment	$218,759	$197,708
Less: accumulated depreciation	(92,797)	(53,329)
Property and equipment, net	$125,962	$144,379

No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the years ended December 31, 2023 and 2022 was $34,875 and $26,632, respectively.

8.    Operating lease; Right of use (“ROU”) assets

The Company’s leased assets include offices in Bethesda, Maryland, Lugano, Switzerland and Barcelona, Spain and a lab in Barcelona, Spain. The current lease portfolio consists of leases with remaining terms ranging from one to three years. Renewal options are excluded from the calculation of lease liabilities since the Company is not reasonably certain that will exercise the renewal option. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

The breakdown of the significant components of ROU assets, lease liabilities and operating lease expense is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	December 31,	December 31,
	2023	2022

Operating lease- right of use assets	$459,215	$659,933

Operating lease liability - current	$229,693	$229,080
Operating lease liability - non current	$229,855	$441,784
Weighted average remaining lease term - years	2.25	3.05
Weighted average discount rate	1.51	1.53

The amounts related to lease costs included in the consolidated statements of operations were as follows:

	Year Ended December 31
	2023	2022
Research and development	141,591	134,210
General and administrative	104,574	94,529
Total operating lease costs	$246,165	$228,739

The future minimum lease payments for the Company’s operating leases as of December 31, 2023, are as follows:

Fiscal Year	Operating Leases
2024	234,576
2025	174,585
2026	57,889
Total future minimum lease payments	467,050
Less amount representing interest or imputed interest	7,502
Present value of lease liabilities	$459,548

9.    Accounts Payable

Accounts payable are reported at their nominal value. Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of December 31, 2023 and December 31, 2022, accounts payable amounted to $1.3 million and $1.6 million, respectively. All accounts payable are due in less than 12 months.

10.    Other current liabilities and deferred income

Other current liabilities and deferred income consist of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Payable for social security	$368,345	$256,798
Accrued payroll	726,474	660,556
Accrued expenses	1,016,582	1,082,091
Tax provision	48,965	107,311
Total Other Current Liabilities	$2,160,366	$2,106,756
Deferred income	1,216,924	55,180
Total Other Current Liabilities and Deferred Income	$3,377,290	$2,161,936

Deferred income refers to the portion of grants cashed in and not yet recognized as a reduction of R&D expenses in the statement of operations.

Accrued payroll refers to accruals for year-end bonuses, accrued vacations and overtime to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Tax provision refers to a tax payable due to the Spanish Tax Authorities related to taxable income generated in Spain.

11.    Pension obligations

Net pension obligations related to the Company’s defined pension plan refer only to Swiss employees and as of December 31, 2023 and 2022 can be summarized as follows:

	December 31,	December 31,
	2023	2022
End of year funded status:
Fair value of plan assets	$822,763	$675,127
(Projected benefit obligation)	(1,130,217)	(832,707)
Funded status	$(307,454)	$(157,580)

Accumulated benefit obligation	1,076,742	785,478

Reconciliation of funded status:
Funded status beginning of year	$(157,580)	$(329,458)
Expense	(149,309)	(179,924)
Employer contribution	143,599	123,193
Translation differences	(16,563)	1,478
Change in AOCI over the year	(127,601)	227,131
Funded status at end of year	$(307,454)	$(157,580)

Component of net periodic pension costs:
Service cost	$144,565	$169,709
Interest cost	19,264	3,376
Expected return on plan assets	(11,786)	(9,000)
Amortization of (gain)/losses	—	16,753
Amortization of prior service cost	(2,734)	(914)
Total	$149,309	$179,924

Service cost is reported in general and administrative expenses. All other components of net period costs are reported in interest income, net in the consolidated statement of operations

Reconciliation of projected benefit obligation:
Projected benefit obligation at January 1	$832,707	$1,272,483
Services cost	144,565	169,709
Employee contribution	96,099	83,731
Interest Cost	19,264	3,376
Benefit payments	(119,897)	(413,780)
(Gain) / loss on financial assumptions	132,781	(242,607)
(Gain) / loss on demographic assumptions	2,730	—
(Gain) / loss on experience	(61,208)	(715)
Translation differences	91,689	(25,130)
Plan Amendment	(8,513)	(14,360)
	$1,130,217	$832,707

	December 31,	December 31,
	2023	2022
Reconciliation of fair value of plan assets:
Fair value at January 1	$675,127	$943,025
Expected return on plan assets	11,786	9,000
Gain/(loss) on plan assets	(59,077)	(46,390)
Employer contributions	143,599	123,193
Employee contributions	96,099	83,731
Benefit payments	(119,897)	(413,780)
Translation differences	75,126	(23,652)
Fair value at December 31	$822,763	$675,127

	December 31,	December 31,
	2023	2022
Change in net (gain)/loss:
(Gain)/loss at beginning of year	$49,541	$263,226
(Gain)/loss on PBO during the year	74,303	(243,322)
(Gain)/loss on assets during the year	59,077	46,390
Amortization of gain/(loss)	—	(16,753)
(Gain)/loss at end of year	$182,921	$49,541

	December 31,	December 31,
	2023	2022
Change in accumulated other comprehensive income (AOCI):
AOCI at beginning of year	$28,670	$255,801
Net gain/(loss) amortized	—	(16,753)
(Gain)/loss on PBO during the year	74,303	(243,322)
(Gain)/loss on assets during the year	59,077	46,390
Prior Service Cost/(credit) occurring over the year	(8,513)	(14,360)
Net prior service (cost)/credit amortized	2,734	914
Total AOCI at end of year	$156,271	$28,670

The assumptions used in the determination of the benefit obligation and the plan assets for the pension plans and the pension obligation were as follows:

	December 31,	December 31,
	2023	2022
Financial Assumptions (%pa):
Discount rate	1.40%	2.30%
Interest credit rate / ERoA	1.25%	1.50%
Salary increases	2.50%	2.50%
Pension increases	0.00%	0.00%
Inflation	1.50%	1.50%
Demographic Assumptions:
Lump-sum option	25%	25%
Retirement age	65/64	65/64
Proportion married	BVG 2020	BVG 2020
Allowance for child pensions	5% loading on risk benefits	5% loading on risk benefits
Mortality base table	BVG 2020	BVG 2020
Longevity improvement	CMI 2018 (1.25%)	CMI 2018 (1.25%)
Turnover	BVG 2020	BVG 2020
Disability	80% BVG 2020	80% BVG 2020

	December 31,	December 31,
	2023	2022
Expected benefit payments:
Year 1	$43,703	$38,493
Year 2	50,060	44,884
Year 3	55,679	50,459
Year 4	60,285	55,444
Year 5	64,215	59,369
Next 5 years	$482,594	$450,981

Other disclosure items:
Next year's expected employer contribution	$156,395	$128,746

The actuarial losses in 2023 were primarily due to a decrease in discount and interest rates applied against future expected benefit payments and resulted in a increase of the benefit obligation. The increase of the plan assets recorded during the year was mainly related to employer’s and employees’ contributions to the plan.

The Company’s investment strategy for its pension plans is to optimize the long-term investment return on plan assets in relation to the liability structure to maintain an acceptable level of risk while minimizing the cost of providing pension benefits and maintaining adequate funding levels in accordance with applicable rules in each jurisdiction. The Company does not manage any assets internally. The insurance contract plan asset relates to mandatory and discretionary contributions made in accordance with Swiss Law to a leading pension provider. The capital is insured and provides for a minimum rate of return. The fair value is equal to the employees’ accrued savings and is calculated using total employer and employee contributions plus any accumulated interest credited (which is substantially equivalent to the related cash surrender value). The plan asset has been classified within Level 3 of the fair value hierarchy and the approach is consistent with prior years.

We maintain a 401(k) saving Plan, which is available to all U.S. employees. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Saving Plan’s matching formula. All matching contributions and participant contribution vest immediately. The expense related to our 401(k) Savings Plan consist of our matching contributions. Expenses related to our 401(k) Savings Plan totaled $19,938 and $15,875 for the years ended December 31, 2023 and 2022.

Our UK employees are eligible to participate to our UK defined contribution pension scheme upon commencement of employment. The employees and the Company will make such contributions in line with the rules of the Pension Scheme in force. The expense related to our pension scheme consist of our matching contributions and totaled  $16,753 and $5,165 for the years ended December 31, 2023 and 2022.

12.    Loans

In August 2020, the Company obtained a CHF 638,000 (USD 700,221 at the historical exchange rate) nine-year loan. The loan has zero interest and is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, and the loan issued under the program does not bear interest and there are no applicable issuance costs. The Company accounts for its loan at face value, which is deemed to approximate the related fair value.

The future loan payments are reported in the table below:

		December, 31
	Total	2024	2025	2026	2027	2028	Thereafter
Loan	$(567,850)	(118,797)	(95,038)	(95,038)	(95,038)	(95,038)	(68,901)

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
December 31, 2023:
Assets
Marketable securities available for sale:
Debt securities - U.S. government treasury securities, current	4,999,704	—	—
Debt securities - U.S. government treasury securities, non current	—	—	—
Total marketable securities available for sale	$4,999,704	$—	$—

Defined Benefit Pension Plan:
Pension Plan Asset	—	—	822,763
Total Defined Benefit Pension Plan	$—	$—	$822,763

Cash and cash equivalents:
Money market funds	6,767,291	—	—
Total cash and cash equivalents	$6,767,291	$—	$—

Total financial assets	$11,766,995	$—	$822,763

December 31, 2022:
Assets
Marketable securities available for sale:
Debt securities - U.S. government treasury securities, current	12,826,954	—	—
Debt securities - U.S. government treasury securities, non current	1,941,488	—	—
Total marketable securities available for sale	$14,768,442	$—	$—

Defined Benefit Pension Plan:
Pension Plan Asset	—	—	675,127
Total Defined Benefit Pension Plan	$—	$—	$675,127

Cash and cash equivalents:
Money market funds	4,401,165	—	—
Total cash and cash equivalents	$4,401,165	$—	$—

Total financial assets	$19,169,607	$—	$675,127

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. Please refer to the Note 11 “Pension obligations” for additional details on the valuation of Pension Plan Assets.

14.    Common Stock, Preferred Stock and Warrants

As of December 31, 2023 and December 31, 2022, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of December 31, 2023 and December 31, 2022, there were 16,206,680 and 11,883,368 shares of common stock respectively, $0.0001 par value, issued and outstanding.

In July 2020, in connection with a private placement, the Company issued equity-classified warrants to placement agent designees. After a reverse stock split in March 2021, the aggregate number of outstanding warrants totaled 237,249 shares with an exercise price of $5.07 per share, valued in the aggregate at $413,887. The warrants vested immediately upon issuance, provide for a cashless exercise right and are exercisable for a period of five years until July 20, 2025. As of December 31, 2023, 225,387 warrants were outstanding.

On May 6, 2021, the Company entered into an investment banking services and financial advisory agreement and issued equity-classified warrants to investment bank designees to purchase an aggregate of 200,000 shares of the Company common stock at an exercise price of $13.75 per share, valued in the aggregate at $1.0 million. The warrants vested immediately upon issuance, do not provide cashless exercise right and are exercisable for a period of four years from May 6, 2021. The fair value of the warrants was fully recognized on a straight-line basis over the service period as general and administrative expense. As of December 31, 2023, no warrants have been exercised.

At the market offering

In May 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald, Inc. (“Cantor”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of common stock, having an aggregate offering price of up to $16.0 million (the “ATM Program”). Sales under the ATM Program are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 issued under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, through a market maker or as otherwise agreed by the Company and Cantor. During the year ended December 31, 2023, we sold an aggregate of 862,535 shares of common stock at an average price of $4.60 per share, raising gross proceeds of $3.9 million, which includes $0.4 million in sales and commissions and other offering expenses. The Sales Agreement was terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023 described below.

Public Offering

In November 2023, we completed the public offering of 2,545,000 shares of our common stock and warrants to purchase 1,272,500 shares of our common stock (the “Public Warrants”). The warrants have been offered and sold at the rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $4.01, yielding an effective price of $2.00 per share and $0.01 per warrant. Each warrant has an exercise price of $2.75 per share of common stock and immediately vested upon the finalization of the public offering. The “Public Offering Warrants” are equity-classified and are exercisable for a period of five years starting from November 2023.

In connection with the public offering we also issued 178,150 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 per share to the Underwriter as a consideration for the services provided (the “Underwriter Warrants”), the warrants vested immediately upon the finalization of the public offering. The “Underwriter Warrants” are equity-classified and are exercisable for a period that goes from May 2024 to November 2028 and provide for cash-less exercise.

Private Placement

In a private placement that was completed concurrently with the public offering we also issued to accredited investors 744,026 shares of our common stock, 1,756,062 pre-funded warrants to purchase an equal amount of our common stock at the nominal exercise price of $0.0001 and private warrants to purchase 2,500,088 shares of our common stock (the “Private Warrants”). The “Private Warrants” have been offered and sold at the rate of one warrant for every share of common stock (or pre-funded warrant in lieu thereof) purchased in the private placement. The private placement price per share (or pre-funded warrant in lieu thereof) and accompanying private warrant to purchase one share of common stock was $2.00 per set of securities sold privately. The “Private Warrants” immediately vested upon the finalization of the private placement, are equity-classified, have an exercise price of $2.75 per share of common stock and are exercisable for a period that goes from May 2024 to November 2028.

The pre-funded warrants immediately vested upon the finalization of the private placement, are equity-classified and are exercisable for a period of five years starting from November 2023.

In connection with the private placement we also issued 175,006 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 to the Placement Agent as a consideration for the services provided (the “Placement Agent Warrants”), the warrants vested immediately upon the finalization of the private placement. The “Placement Agent Warrants” are equity-classified, are exercisable for a period that goes from May 2024 to November 2028 and provide for cash-less exercise.

The public offering and the concurrent private placement resulted in combined gross proceeds of $10.1 million, which includes $1.2 million of underwriting commissions, placement agent’s fees and other expenses connected with the financing round. As of December 31, 2023 $0.9 million of the costs associated with the financing round had already been paid or deducted from the gross proceeds, while the reminder of the amount has been paid in the first quarter of 2024.

The fair market value of the “Public Warrants”, “Private Warrants”, and of the “Underwriter Warrants”, “Placement Agent Warrants” (together referred to as “Agent Warrants”) has been calculated using the Black-Scholes option pricing model, while the fair market value of the pre-funded warrants has been determined as the spread between the price paid by the private investors and the share price of our stock at grant date. Below a table that summarizes the assumptions that have been used in the calculation:

	Year Ended December 31, 2023
	Public	Private	Pre Funded	Agent
	Warrants	Warrants	Warrants	Warrants
Market Price at Grant Date	$2.16	$2.16	$2.16	$2.16
Volatility	70.30%	70.30%	—%	70.30%
Expected term (years)	2.50	2.75	—	2.75
Risk-free interest rate	4.73%	4.73%	—%	4.73%
Expected dividend yield	—	—	—	—

Grant date fair value per share	$0.83	$0.88	$0.16	$0.88

The fair values of the shares, public, private and pre funded warrants to purchase shares of our common stock have been recorded in APIC and allocated to the gross proceeds as follows: $6.25 million for the shares issued in the public offering and the private placement (based on the stock price as of transaction date), $0.82 million for the public warrants, $2.69 million for the private warrants and $0.34 million for the pre funded warrants.

The agent warrants were recorded within APIC as they represent compensation associated with the financing round, for $0.3 million.

As of December 31, 2023 no warrant has expired or has been exercised.

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

No incentive stock options may be granted under the 2022 Plan after May 12, 2032 and the Board may suspend or terminate the 2022 Plan at any time. The Board is responsible for administering the equity incentive plans.

Stock Option Grants

The following tables summarize the stock option activity for the year ended December 31, 2023 :

	Options	Weighted	Weighted	Weighted Average
	Outstanding	Average	Average	Remaining	Aggregate
	Number of	Exercise Price	Fair Value	Contractual	Intrinsic
	Shares	Per Share	Per Share	Life (in years)	Value
Options outstanding as of December 31, 2022	1,879,662	$4.42	$2.94	8.85	$—
Granted	721,850	$4.81	$3.40
Exercised	—	$—	$—
Canceled and forfeited	(27,213)	$5.03	$3.66
Options outstanding as of December 31, 2023	2,574,299	$4.52	$3.06	7.70	$—
Vested as of December 31, 2023	1,516,053	$4.33	$2.77	6.93	$—
Options exercisable as of December 31, 2023	1,516,053	$4.33	$2.77	6.93	$—

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on December 31, 2023. Based on this calculation the intrinsic value of the outstanding stock options as of December 31, 2023 was nil.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2023	2022
Grant date fair value	$3.40	$2.49
Volatility	77%	80%
Expected term (years)	6.60	5.24
Risk-free interest rate	3.49%	3.39%
Expected dividend yield	—	—

Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s RSUs and PRSUs activity for the year ended December 31, 2023:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2022	303,050	$1.18
Granted	362,500	4.41
Vested	(171,751)	4.10
Cancelled/forfeited	—	—
Outstanding as of December 31, 2023	493,799	$2.54

The fair value of the RSUs is based on the closing price of the Company’s stock on the grant date. The fair value of the RSUs is recognized as an expense over the duration of the vesting period. The weighted average vesting period for the RSUs granted in 2023 is four years (two years for the RSU granted in 2022).

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

The total stock-based compensation expense for stock options, RSUs and PRSUs, granted to employees and non-employees, has been reported in the Company’s consolidated statements of operations as follows:

	Year Ended December 31
	2023	2022
Research and development	846,571	583,764
General and administrative	2,412,455	942,670
Total stock-based compensation	$3,259,026	$1,526,434

As of December 31, 2023, the total unrecognized compensation cost related to non-vested stock options, RSUs and PRSUs granted was $3.48 million and is expected to be recognized over 3 years.

16.    Income taxes

The Company is subject to taxation in the U.S, Switzerland, Spain and Australia. Taxes are recorded on an accrual basis and represent the allowances for taxes paid or to be paid for the year, calculated according to the current enacted rates and applicable laws. The Company has accumulated net tax losses since inception in Switzerland and in the U.S. The Company report a provision for income taxes due to the Spanish tax authorities pertaining to our branch Gain Therapeutics Sucursal en España.

For financial reporting purposes, income/(loss) before income taxes provision includes the following components:

	Year Ended
	December 31,
	2023	2022
Domestic	$(22,477,695)	$(17,341,701)
Foreign	289,450	(156,061)
Total	$(22,188,245)	$(17,497,762)

Following is the breakdown of the components of income tax expense provision for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Current:
Federal	—	—
State	—	—
Foreign	79,275	92,976
Total	$79,275	$92,976
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total income tax expense	$79,275	$92,976

The breakdown of domestic and foreign NOLs and related DTAs are reported in the following table:

	Year Ended
	December 31,
	2023	2022
NOLs (domestic)	$(27,850,813)	$(22,833,222)
NOLs (foreign)	(10,932,386)	(11,455,938)
Total NOLs	$(38,783,199)	$(34,289,160)

Deferred tax assets related to:
Net operating loss (domestic)	7,662,929	6,283,703
Net operating loss (foreign)	2,001,169	2,140,174
Stock based compensation (domestic)	820,078	399,538
Stock based compensation (foreign)	96,173	41,093
Section 174 - Capitalized R&D	947,754	—
Warrant expense	278,198	278,198
Patent expense	103,386	202,149
Other temporary differences	147,245	117,371
Total deferred tax assets	$12,056,932	$9,462,226
Deferred tax liabilities
Depreciation and other	(15,977)	(20,011)
Total deferred tax liabilities	$(15,977)	$(20,011)

Valuation allowance	12,040,955	9,442,215
Net deferred tax assets	—	—

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

Deferred tax assets require an assessment of both positive and negative evidence when determining whether it is more likely than not that they can be recovered. Such assessment is made on a jurisdiction-by-jurisdiction basis. The Company’s assessment includes an evaluation of cumulative losses, future sources of taxable income and risks and uncertainties related to our business. As of December 31, 2023 and 2022, the Company has determined that there is not sufficient evidence that the Company will be able to realize the benefits of the domestic and foreign deferred tax assets. Accordingly, due to uncertainty regarding their realization, the Company continues to maintain a full valuation allowance on the Company’s domestic and foreign deferred tax assets as of December 31, 2023 and 2022 and until sufficient positive evidence will exist to support the reversal of the valuation allowance.

A reconciliation of income tax expense computed at the statutory federal income tax rate to the Company’s effective tax rate as reflected in the consolidated financial statements is as follows:

	Year Ended
	December 31,
	2023	2022
Federal income tax at US statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	2.41%	6.22%
Permanent differences	(9.48)%	(0.17)%
Provision to return	(2.80)%	(0.13)%
Foreign taxes rate differential	0.04%	(0.12)%
Valuation allowance	(11.53)%	(27.33)%
Effective income tax rate	(0.36)%	(0.53)%

For the year ended December 31, 2023, permanent differences are mainly attributable to tax on global intangible low-tax income (“GILTI”) which was enacted as part of Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. GILTI, in general, is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return. The Company accounts for taxes on GILTI in the period that it is subject to such taxes.

As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. There are no changes expected to occur in the next 12 months with respect to the status of the Company’s uncertain tax positions.

The Company files income tax returns in the U.S, Switzerland, Spain and Australia. Tax returns from fiscal year 2017 and onwards remain subject to examination by the taxing jurisdictions. The NOL and tax carryforwards remain subject to review until utilized. The Company is currently not under examination by any tax authorities.

17.    Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. For purposes of the diluted net loss per share calculation, preferred stock, warrants, stock options, RSUs and PRSUs are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Year Ended December 31
	2023	2022
Options to purchase common stock	2,411,327	1,394,676
RSUs, PRSUs	497,899	235,764
Warrants to purchase common stock	843,613	425,387

The weighted average number of warrants to purchase common stock as per the table above does not include the weighted average effect of 1,756,062 pre funded warrants for which the exercise price is less than or equal to $0.0001 per share. The weighted average effect of the pre funded warrants has been included in the computation of the net loss per share attributable to common stockholders – basic and diluted in the Consolidated Statement of Operations.

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

As of December 31, 2023 and 2022, there were no receivables and payables, revenues or expenses with Minoryx.

On September 20, 2022 the Company entered into a consulting agreement with Mr. Eric Richman, who previously served as the Company’s CEO and is currently a member of the Board of Directors of the Company. As per the consulting agreement Mr Richman agreed to provide consulting services as a special advisor to the Company and its Board of Directors at the request of the Chairman of the Board or another member of the Board of the Company. The consulting agreement terminated on September 20, 2023. In connection with this consulting agreement during the year ended December 31, 2023 the Company  incurred in expenses for $236 thousand. As of December 31, 2023 there were no receivables or payables connected with the consulting agreement with Mr. Richman.

19.    Other Information

Own Shares

The Company does not hold, either directly or indirectly, its own shares and in these periods has not purchased or alienated its own shares.

Commitments

As of December 31, 2023 and 2022, the Company had research commitments with one year contractual maturity date for $4 million and $1.5 million, respectively.

20.    Subsequent Events

On February 19, 2024, the Company received notice of the resignation of C. Evan Ballantyne as the Company’s Chief Financial Officer, effective March 1, 2024. The Company has initiated a search to identify its next Chief Financial Officer.

In the first quarter of 2024, n. 1,756,062 pre funded warrants have been exercised and converted into common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors” and “Information about Our Executive Officers”, “Corporate Governance, “Delinquent Section 16(a) Reports”, and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2024 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after  December 31, 2023. If the Proxy Statement is not filed with the SEC within 120 days after the end of our most recent fiscal year, we will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
4.1*	Description of Securities.
4.2	Investors’ Rights Agreement, dated as of July 20, 2020, by and among Gain Therapeutics, Inc. and certain holders of its capital stock.	S-1	333-253303	4.2	2/19/2021
4.3	Form of Warrant.	8-K	001-40237	4.1	11/22/2023
4.4	Form of Private Warrant.	8-K	001-40237	4.2	11/22/2023
4.5	Form of Underwriter’s Warrant.	8-K	001-40237	4.3	11/22/2023
4.6	Form of Pre-Funded Warrant.	8-K	001-40237	4.4	11/22/2023
4.7	Warrant Agent Agreement by and between Gain Therapeutics, Inc. and Pacific Stock Transfer Company.	8-K	001-40237	4.5	11/22/2023
4.8	Form of Placement Agent Warrant.	8-K	001-40237	4.6	11/22/2023
10.1+	Form of Indemnification Agreement for Officers and Directors.	S-1/A	333-253303	10.3	3/10/2021
10.2+	2020 Omnibus Incentive Plan.	S-1/A	333-253303	10.2	3/10/2021
10.3+	Gain Therapeutics, Inc. 2021 Inducement Equity Incentive Plan.	8-K	001-40237	10.1	12/28/2021
10.4+	Form of Stock Option Agreement under the 2021 Inducement Plan.	8-K	001-40237	10.2	12/28/2021
10.5	Minoryx Agreement between Minoryx Therapeutics, S.L. and GT Gain Therapeutics SA.	S-1	333-253303	10.3	2/19/2021
10.6+	Executive Employment Agreement, effective as of July 20, 2020, between Gain Therapeutics, Inc. and Eric I. Richman.	S-1	333-253303	10.4	2/19/2021
10.7+	Executive Employment Agreement, effective as of November 2, 2020, between Gain Therapeutics, Inc. and Salvatore Calabrese.	S-1	333-253303	10.8	2/19/2021
10.8+	Executive Employment Agreement, effective as of October 15, 2021, between Gain Therapeutics, Inc. and Matthias Alder.	10-K	001-40237	10.8	3/25/2022
10.9	Form of Exchange Agreement.	S-1	333-253303	10.10	2/19/2021
10.10	Form of Placement Agent Warrant.	S-1	333-253303	10.11	2/19/2021
10.11 +	Gain Therapeutics Inc. 2021 Inducement Equity Incentive Plan Restricted Stock Unit Award Agreement.	S-8	333-266142	4.5	7/15/2022
10.12+	Gain Therapeutics Inc. 2022 Equity Incentive Plan.	S-8	333-266142	4.6	7/15/2022
10.13+	Gain Therapeutics Inc. RSU Award Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.7	7/15/2022
10.14+	Gain Therapeutics Inc. Stock Option Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.8	7/15/2022
10.15+	Transition Agreement, between Gain Therapeutics, Inc. and Eric Richman, dated September 19, 2022.	8-K	001-40237	10.1	9/19/2022
10.16+	Consulting Agreement, between Gain Therapeutics, Inc. and Eric Richman, dated September 20, 2022 (included as Exhibit A to the Transition Agreement).	8-K	001-40237	10.2	9/19/2022
10.17+	Amended and Restated Employment Agreement, between Gain Therapeutics, Inc. and Matthias Alder, dated September 20, 2022.	8-K	001-40237	10.3	9/19/2022
10.18+	Emloyment Agreement, by and between the Company and Evan Ballantyne, dated April 10, 2023.	8-K	001-40237	10.1	4/12/2023
10.19+	Separation Agreement and Release, by and between GT Gain Therapeutics SA and Salvatore Calabrese, dated April 27, 2023.	8-K	001-40237	10.1	4/28/2023
10.20	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-40237	10.3	8/10/2023
10.21	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-40237	10.3	11/14/2023
10.22	Form of Securities Purchase Agreement.	8-K	001-40237	10.1	11/22/2023
21.1+	Subsidiaries of Registrant.	S-1	333-253303	4.2	2/19/2021
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Section 302 Certification of Chief Executive Officer.

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date

31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
97.1*+	Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

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

GAIN THERAPEUTICS, INC.
(Registrant)
Date: March 26, 2024	By:	/s/ Matthias Alder
Matthias Alder
Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2024	By:	/s/ Gianluca Fuggetta
Gianluca Fuggetta
Finance Vice President
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Gain Therapeutics, Inc., hereby severally constitute and appoint Matthias Alder and Gianluca Fuggetta, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 26, 2024	/s/ Matthias Alder
Matthias Alder Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 26, 2024	/s/ Gianluca Fuggetta
Gianluca Fuggetta Finance Vice President (Principal Financial Officer and Principal Accounting Officer)

Dated: March 26, 2024	/s/ Khalid Islam
Khalid Islam Chairman of the Board of Directors

Dated: March 26, 2024	/s/ Dov Goldstein
Dov Goldstein Director

Dated: March 26, 2024	/s/ Hans Peter Hasler
Hans Peter Hasler Director

Dated: March 26, 2024	/s/ Gwen Melincoff
Gwen Melincoff Director

Dated: March 26, 2024	/s/ Claude Nicaise
Claude Nicaise Director

Dated: March 26, 2024	/s/ Eric I. Richman
Eric I. Richman Director

Dated: March 26, 2024	/s/ Jeffrey Riley
Jeffrey Riley Director