Form 10-Q
period 2024-03-31
Gain Therapeutics, Inc.
filed 2024-05-14
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, the registrant had 18,051,979 shares of common stock outstanding.

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

You should read this Quarterly Report with the understanding that such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, actual industry results, or other actual results or events to differ materially from historical results, from any plans, intentions, or expectations disclosed in such forward-looking statements or from any future results, performance, achievements or other events expressed, suggested or implied by such forward-looking statements. Therefore, you should not rely on any forward-looking information or statements as predictors of future results or events. Factors that could cause or contribute to such differences in results and events include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024. The effect of these factors is difficult to predict. In addition, factors other than these could also adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results or events to differ materially from those contained in any forward-looking statement.

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

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$10,641,087	$11,794,949
Marketable securities - current	2,019,414	4,999,704
Tax credits	249,133	242,577
Prepaid expenses and other current assets	952,889	741,638
Total current assets	$13,862,523	$17,778,868

Non-current assets:
Property and equipment, net	$111,909	$125,962
Internal-use software	169,249	193,375
Operating lease - right of use assets	384,146	459,215
Restricted cash	31,744	34,021
Long-term deposits and other non-current assets	17,613	17,890
Total non-current assets	714,661	830,463
Total assets	$14,577,184	$18,609,331

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,405,154	$1,318,965
Operating lease liability - current	204,569	229,693
Other current liabilities	2,368,806	2,160,366
Deferred income - current	914,759	1,122,138
Loans - current	110,848	118,797
Total current liabilities	$5,004,136	$4,949,959

Non-current liabilities:
Defined benefit pension plan	$292,486	$307,454
Operating lease liability - non-current	177,365	229,855
Deferred income - non-current	64,300	94,786
Loans - non-current	396,836	449,053
Total non-current liabilities	930,987	1,081,148
Total liabilities	$5,935,123	$6,031,107

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 18,041,231 issued and outstanding as of March 31, 2024; 16,206,680 issued and outstanding as of December 31, 2023.	1,805	1,621
Additional paid-in capital	73,416,304	73,113,079
Accumulated other comprehensive income	21,863	247,241
Accumulated deficit	(60,783,717)	(38,516,197)
Loss for the period	(4,014,194)	(22,267,520)
Total stockholders’ equity	8,642,061	12,578,224
Total liabilities and stockholders’ equity	$14,577,184	$18,609,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Collaboration revenues	$—	$55,180
Other income	—	—
Total revenues	$—	$55,180

Operating expenses:
Research and development	(2,506,906)	(2,791,205)
General and administrative	(1,870,794)	(2,493,759)
Total operating expenses	(4,377,700)	(5,284,964)

Loss from operations	$(4,377,700)	$(5,229,784)

Other income/(expense):
Interest income, net	115,303	152,035
Foreign exchange gain/(loss), net	268,077	(42,842)
Loss before income tax	$(3,994,320)	$(5,120,591)

Income tax	(19,874)	(16,728)

Net loss	$(4,014,194)	$(5,137,319)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.22)	$(0.43)
Weighted average common shares - basic and diluted	17,978,951	11,935,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,014,194)	$(5,137,319)
Unrealized gain/(loss) on available-for-sale securities	4,328	43,262
Defined benefit pension plan	1,086	(670)
Foreign currency translation	(230,792)	18,091
Other comprehensive income/(loss)	(225,378)	60,683
Comprehensive loss	$(4,239,572)	$(5,076,636)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended March 31, 2024	Shares	Amounts			Deficit
Balance as of December 31, 2023	16,206,680	$1,621	$73,113,079	$247,241	$(60,783,717)	$12,578,224
Stock-based compensation (Note 14)	31,125	3	145,470	—	—	145,473
Exercise of stock options (Note 14)	15,983	2	57,709	—	—	57,711
Exercise of warrants (Note 13)	1,787,443	179	100,046	—	—	100,225
Defined benefit pension plan (Note 10)		—	—	1,086	—	1,086
Foreign currency translation		—	—	(230,792)	—	(230,792)
Net unrealized gain on available for sale securities (Note 4)		—	—	4,328	—	4,328
Net loss		—	—	—	(4,014,194)	(4,014,194)
Balance as of March 31, 2024	18,041,231	1,805	73,416,304	21,863	(64,797,911)	8,642,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended March 31, 2023	Shares	Amounts			Deficit
Balance as of December 31, 2022	11,883,368	$1,189	$57,358,895	$35,627	$(38,516,197)	$18,879,514
Stock-based compensation		—	565,432	—	—	565,432
Issuance of shares in at-the-market (ATM) offering (Note 13)	203,774	20	770,500	—	—	770,520
Defined benefit pension plan		—	—	(670)	—	(670)
Foreign currency translation		—	—	18,091	—	18,091
Net unrealized loss on available for sale securities		—	—	43,262	—	43,262
Net loss		—	—	—	(5,137,319)	(5,137,319)
Balance as of March 31, 2023	12,087,142	1,209	58,694,827	96,310	(43,653,516)	15,138,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023

Operating activities:
Net loss	$(4,014,194)	$(5,137,319)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,528	19,242
Stock-based compensation expense	190,424	565,432
Other non-cash items	(200,146)	(122,237)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(298,468)	(549,635)
Accounts payable and other liabilities	703,593	1,057,567
Defined benefit pension plan	(30,118)	4,715
Deferred income	41,798	(55,180)
Total changes in operating assets and liabilities	416,805	457,467
Cash used in operating activities	(3,586,583)	(4,217,415)

Cash flows from investing activities:
Purchase of property and equipment and internal use of software	—	(11,045)
Purchases of marketable securities	—	(1,956,350)
Maturity of marketable securities	3,018,750	4,074,375
Cash provided by/(used in) investing activities	3,018,750	2,106,980

Cash flows from financing activities:
Net proceeds from issuance of shares in at-the-market (ATM) offering (Note 13)	—	770,520
Net proceeds from the exercise of Warrants (Note 13)	100,225	—
Net proceeds from the exercise of Stock Options (Note 14)	57,711	—
Payments of offering costs (Note 13)	(280,867)	—
Payments of current portion of long-term debt (Note 11)	(22,872)	(21,612)
Cash provided by/(used in) financing activities	$(145,803)	$748,908
Effect of exchange rate changes	(442,503)	38,422
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(1,156,139)	$(1,323,105)
Cash, cash equivalents and restricted cash at beginning of period	11,828,970	7,342,429
Cash, cash equivalents and restricted cash at end of period	$10,672,831	$6,019,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (and together with its subsidiary, the “Company”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. Gain Therapeutics has been publicly traded company since the Initial Public Offering (“IPO”) completed in March of 2021. The shares trade on the Nasdaq national market under the ticker symbol “GANX”.

The Company is a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology. We use our computational target and drug discovery platform, Magellan™, to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that Magellan™ is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the active binding site where the natural ligand of the protein binds.

The Company uses the Magellan™ drug discovery platform to identify novel allosteric sites and small molecules for all our pipeline programs. We plan to continue to advance our existing research programs and initiate additional programs targeting allosteric binding sites identified with the Magellan™ platform in various therapeutic areas through academic partnerships, co-development, and licensing arrangements.

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

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended March 31, 2024 and 2023.

The results for the periods ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2024, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

Going Concern

At each reporting period, the Company evaluates whether there are relevant conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

The Company’s activities have consisted primarily of performing research and conducting preclinical and clinical studies, organizing and staffing the Company, expanding its operations, securing financing, developing and securing its in-licensed technology. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and obtaining regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development activities, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

In accordance with Accounting Standard Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash, cash equivalents and marketable securities of $12.7 million will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the first quarter of 2025.

Management plans to raise additional capital primarily through private and/or public equity financings and/or convertible debt financings. As an additional action, management is currently reviewing the cost structure throughout the organization, looking for opportunities to optimize expenditures and create efficiencies with the objective of improving the Company’s overall cash burn rate, optimizing the research and development expenses and reducing general and administrative expenses. Furthermore, management is actively seeking opportunities for strategic collaborations, licensing agreements and grant fundings, among other strategic opportunities.

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

Because of the actions that Management is taking to secure future financial resources the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The Company’s functional currency is U.S dollars (USD). The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland, Euro in Spain and Australian Dollar in Australia). Assets and liabilities reported in the consolidated balance sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at the historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of March 31, 2024 and December 31, 2023, accumulated currency translation adjustment recorded in accumulated other comprehensive income/(loss) amounted to a gain of $177,696 and $408,487, respectively.

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

Marketable securities are classified as available-for-sale since the Company does not have the positive intent and the capacity to hold the marketable securities until the maturity date. Available-for-sale marketable securities are carried out at fair value with the “unrealized gains/loss” excluded from the computation of the earnings of the period and accounted for in other comprehensive loss. The accretion of discounts (or amortization of premiums) is accounted for in the Company’s statements of operations as financial income (or expense).

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such equity transactions are consummated. Subsequently, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost, including any accessory and direct costs that are necessary to make the assets fit for use, and adjusted by the corresponding accumulated depreciation. The depreciation expenses are recorded using the straight-line method in the consolidated statements of operations and have been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, on the basis of their estimated useful economic lives. The Company believes the above criteria to be represented by the following depreciation rates:

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of March 31, 2024 and December 31, 2023, internal-use software amount to $169 thousand and $193 thousand, respectively, and refer to the external and internal costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended March 31, 2024 and 2023 was $12 thousand and $11 thousand, respectively.

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

Leases

The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances, as per ASC 842. Operating lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain.

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

Pension Obligations

The Company operates defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For the defined benefit pension plan, the liability recognized in the consolidated balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the consolidated statements of equity under accumulated other comprehensive income (loss) and are charged or credited to income over the employees’ expected average remaining service period using the corridor amortization method. The measurement date used for the Company’s employees defined benefit plan is December 31.

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

The fair value of each stock option award is estimated as of the grant date using the Black-Scholes option pricing model. The Company determines the volatility and the expected term of exercise for awards granted based on the actual volatility of its share price traded at Nasdaq and the best estimate of the timing of the exercise by the beneficiaries as of grant date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be nil.

The Company recognizes expenses related to Restricted Stock Units (or RSUs) based on their fair market value, determined as the closing price on Nasdaq of the Company’s common stock as of the grant date, on a straight-line basis over the requisite service period. For Restricted Stock Units with performance-based vesting conditions (or PRSUs), the fair value at grant date is calculated based on management’s assessment of the likelihood of concurrence of the underlying performance.

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

Research Grants

Under the terms of the research and development grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the consolidated statement of operations as a reduction to research and development expenses. The reduction of research and development expenses related to research grants was $0.2 million and nil for the three months ended March 31, 2024, and 2023, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of March 31, 2024 and December 31, 2023, common stock equivalents consisted of stock options, RSUs, PRSUs and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. There were no new accounting pronouncements effective in 2024 with a material impact on the Company’s consolidated financial statements.

3. Cash, cash equivalents and restricted cash

The Company considers all short-term and highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash and relate to money market securities. The Company’s institutional money market accounts permit daily redemption, and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Given their short-term maturities and the underlying value being mainly represented by cash equivalents, their face value amount approximates the related fair market value.

The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash, cash equivalents and restricted cash are broken down as follows:

	March 31,	December 31,
	2024	2023
Cash	5,484,132	5,027,658
Money market	5,156,955	6,767,291
Total cash and cash equivalents	$10,641,087	$11,794,949
Restricted cash	$31,744	$34,021

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

4. Marketable Securities

As of March 31, 2024, the Company reports $2.0 million of marketable securities within current assets, related to United States Treasury Securities (“USTS”). The USTS in the portfolio will reach their final maturity in April 2024. The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy as the fair value is based on quoted market prices in active markets with a high level of daily trading volume.

The following table summarizes the Company’s investment in available-for-sale marketable securities with the detail of the unrealized gains /losses and the estimated fair value as of March 31, 2024:

	March 31, 2024
			Gross	Gross
		Allowance for	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Credit Losses	Gains	Losses	Value
Marketable securities available for sale
Debt Securities - U.S. government treasury securities, current	2,020,060	—	—	(646)	2,019,414
Totals	$2,020,060	$—	$—	$(646)	$2,019,414

As of March 31, 2024, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which will be at maturity.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2024	2023
Tax credits	249,133	242,577

Prepaid and deferred expenses	952,889	608,638
Prepaid D&O insurance costs	—	133,000
Total prepaid expenses and other current assets	$952,889	$741,638

Tax credits consist of a value added tax credit (“VAT”), which is an indirect tax receivable from Swiss and Spanish tax authorities on purchases of goods and services executed in those countries.

Prepaid expenses refers to pre-payments made to the Company’s vendors for future services. Deferred expenses mainly refer to research agreements entered with third parties for research projects that will be recognized as expenses throughout the research period.

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Computer	$81,261	$83,894
Furniture and fixtures	58,932	62,825
Leasehold improvements	32,093	33,992
Laboratory instruments	37,215	38,048
Total property and equipment	$209,501	$218,759
Less: accumulated depreciation	(97,592)	(92,797)
Property and equipment, net	$111,909	$125,962

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the three months ended March 31, 2024 and 2023 was $8 thousand.

7. Operating Lease

The Company’s leased assets include offices in Bethesda (Maryland, US), Lugano (Switzerland) and Barcelona (Spain). The current lease portfolio consists of leases with remaining terms ranging from one to three years. Renewal options are excluded from the calculation of lease liabilities since the Company is not reasonably certain that will exercise the renewal option. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

The breakdown of the significant components of ROU assets, lease liabilities and operating lease expense is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	March 31,	December 31,
	2024	2023
Operating Lease
Operating lease- right of use assets	$384,146	$459,215

Operating lease liability - current	$204,569	$229,693
Operating lease liability - non-current	$177,365	$229,855
Weighted average remaining lease term - years	2.04	2.25
Weighted average discount rate	1.51	1.51

The operating lease expenses are reported as follows:

	March 31,	March 31,
	2024	2023
Research and development	35,764	34,905
General and administrative	26,893	25,696
Total operating lease costs	$62,657	$60,601

The future minimum lease payments for the Company’s operating leases as of March 31, 2024, are as follows:

Fiscal Year	Operating Leases
March 31, 2025	208,510
March 31, 2026	148,669
March 31, 2027	30,477
Total future minimum lease payments	387,656
Less amount representing interest or imputed interest	5,722
Present value of lease liabilities	$381,934

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of March 31, 2024 and December 31, 2023, accounts payable amounted to $1.4 million and $1.3 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Payable for social security and withholding taxes	$179,496	$368,345
Accrued payroll	1,012,434	726,474
Accrued expenses	1,102,196	1,016,582
Tax provision	74,680	48,965
Total other current liabilities	$2,368,806	$2,160,366
Deferred income	979,059	1,216,924
Total other current liabilities and deferred income	$3,347,865	$3,377,290

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

10. Pension Obligations

Net pension obligation related to the Company’s defined benefit pension plan refers only to Swiss employees and as of March 31, 2024 and December 31, 2023, can be summarized as follows:

	March 31,	December 31,
	2024	2023
Reconciliation of funded status:
Funded status beginning of period	$(307,454)	$(157,580)
Expense	(37,976)	(149,309)
Employer contribution	30,118	143,599
Translation differences	21,740	(16,563)
Change in accumulated other comprehensive income	1,086	(127,601)
Funded status at end of period	$(292,486)	$(307,454)

Component of net periodic pension costs:
Service cost	$35,923	$144,565
Interest cost	3,734	19,264
Expected return on plan assets	(2,802)	(11,786)
Amortization of (gain)/losses	2,077	—
Amortization of prior service cost	(956)	(2,734)
Total	$37,976	$149,309

Service cost is reported in general and administrative expenses. All other components of net period costs are reported in interest income, net in the consolidated statement of operations.

11. Loans

In August 2020, the Company obtained a CHF 638,000 ($700,221 at the historical foreign exchange rate) nine-year loan. The loan has zero interest and is due in quarterly installments of CHF 20,000, with payments commencing on December 31, 2021 and ending on September 30, 2029. The loan is part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, and the loan issued under the program does not bear interest and there are no applicable issuance costs. The Company accounts for this loan at face value, which is deemed to approximate the related fair value.

The future payments under the loan are reported in the table below:

		March, 31
	Total	2024	2025	2026	2027	2028	Thereafter
Loan	$507,684	110,848	88,678	88,678	88,678	88,678	42,124

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

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
March 31, 2024:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	2,019,414	—	—
Total marketable securities available for sale	$2,019,414	$—	$—

Cash equivalents:
Money market funds	5,156,955	—	—
Total cash equivalents	$5,156,955	$—	$—

Total financial assets	$7,176,369	$—	$—

December 31, 2023:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	4,999,704	—	—
Total marketable securities available for sale	$4,999,704	$—	$—

Cash equivalents:
Money market funds	6,767,291	—	—
Total cash equivalents	$6,767,291	$—	$—

Total financial assets	$11,766,995	$—	$—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common, Preferred Stock and Warrants

As of March 31, 2024 and December 31, 2023, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of March 31, 2024 and December 31, 2023, there were 18,041,231 and 16,206,680 shares of common stock respectively, $0.0001 par value, issued and outstanding.

At the market offering

In May 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald, Inc. (“Cantor”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of common stock, having an aggregate offering price of up to $16.0 million (the “ATM Program”). Sales under the ATM Program are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 issued under the Securities Act, including, without limitation, sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, through a market maker or as otherwise agreed by the Company and Cantor. For the year ended December 31, 2023 the Company sold an aggregate of 862,535 shares of common stock under the ATM Program at an average selling price of $4.60 per share for aggregate gross proceeds of $3.9 million (of which $0.4 million reflect sales commissions and other offering expenses). The Sales Agreement was terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023 as described below.

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

In connection with the public offering, we also issued 178,150 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 per share to the Underwriter as a consideration for the services provided (the “Underwriter Warrants”). The Underwriter Warrants provide for cash-less exercise.

Private Placement

In a private placement completed concurrently with the public offering described above we also issued to accredited investors 744,026 shares of our common stock, 1,756,062 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of our common stock at the nominal exercise price of $0.0001 and private warrants to purchase 2,500,088 shares of our common stock (the “Private Warrants”). The “Private Warrants” have been offered and sold at the rate of one warrant for every share of common stock (or pre-funded warrant in lieu thereof) purchased in the private placement. The private placement price per share (or pre-funded warrant in lieu thereof) and accompanying private warrant to purchase one share of common stock was $2.00 per set of securities sold privately.

In connection with the private placement, we also issued 175,006 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 to the Placement Agent as a consideration for the services provided (the “Placement Agent Warrants”). The Placement Agent Warrants provide for cash-less exercise.

The public offering and the concurrent private placement that were finalized in the fourth quarter of the year ended December 31, 2023, resulted in combined gross proceeds of $10.1 million, which includes $1.2 million of underwriting commissions, placement agent’s fees and other expenses connected with the financing round.

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2024:

			Warrants
	Weighted Average	Warrants	Exercisable
Expiration Date	Exercise Price	Outstanding	as of March 31, 2024
July 20, 2025	$5.07	225,387	225,387
May 6, 2025	$13.75	200,000	200,000
November 24, 2028	$2.75	4,094,363	1,241,119
Outstanding as of March 31, 2024	$3.35	4,519,750	1,666,506

The following table summarizes the Company’s warrants activity for the three months ended March 31, 2024:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2023	6,307,193	2.42
Exercised:
Pre-funded Warrants	(1,756,062)	—
Public Warrants	(31,381)	2.75
Outstanding as of March 31, 2024	4,519,750	3.35

14. Equity Incentive Plans

On September 24, 2020, the Board adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provided for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Company’s Board. On May 12, 2022, the Board approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which was approved at the Company’s annual meeting of stockholders on June 16, 2022. The 2022 Plan is the successor to and continuation of the 2020 Omnibus Plan. The total number of shares reserved for issuance under the 2022 Plan (including shares remaining available under the 2020 Omnibus Plan) is 1,800,000, which increases automatically by 6% every year on January 1, based on the number of shares of common stock issued and outstanding as of the previous year-end. No incentive stock options may be granted under the 2022 Plan after May 12, 2032 and the Board may suspend or terminate the 2022 Plan at any time. The Board is responsible for administering the 2022 Plan.

In addition to the above, on December 23, 2021, the Board adopted the Inducement Equity Incentive Plan (the “2021 Inducement Equity Incentive Plan”), intended to induce new employees to join the Company for the benefit of individuals who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares reserved for issuance pursuant to awards granted under the 2021 Inducement Equity Incentive Plan is 1,000,000.

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2023	2,574,299	$3.06	$4.52
Options granted	1,097,500	2.74	4.31
Options exercised	(15,983)	2.62	3.61
Options cancelled/forfeited	(125,000)	3.47	4.77
Options outstanding as of March 31, 2024	3,530,816	$2.95	$4.45

As of March 31, 2024, unrecognized compensation costs associated with the stock options grants was $6.1 million and will be recognized over a period of 4 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the periods ended March 31, 2024 and 2023 were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2024	2023
Grant date fair value	$2.74	$3.46
Volatility	67%	77%
Expected term (years)	5.96	6.93
Risk-free interest rate	4.27%	3.38%
Expected dividend yield	—	—

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s RSUs and PRSUs activity for the three months ended March 31, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value per Share
Outstanding as of December 31, 2023	493,799	$2.54
Granted	25,000	4.37
Vested	(31,125)	4.19
Cancelled/forfeited	(118,764)	4.49
Outstanding as of March 31, 2024	368,910	$1.90
Total unrecognized expense remaining	$689,297
Years expected to be recognized over	3.00

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

The total stock-based compensation expense for stock options, RSUs and PRSUs, granted to employees and non-employees, has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31
	2024	2023
Research and development	182,237	166,869
General and administrative	8,187	398,563
Total stock-based compensation	$190,424	$565,432

The decrease in stock-based compensation expense is mainly related to the forfeitures of unvested options and RSU granted during the previous period.

\

15. Net loss per common share

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended March 31
	2024	2023
Options to purchase common stock	2,642,071	1,949,213
RSUs, PRSUs	454,090	320,161
Warrants to purchase common stock	4,541,398	425,387

16. Related Parties

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

As of March 31, 2024 and December 31, 2023, there were no receivables and payables, revenues or expenses with Minoryx.

17. Commitments

As of March 31, 2024, the Company had research commitments for $3.4 million for activities that will be performed within one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below.

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

Our clinical stage product candidate, GT-02287, is being developed for the treatment of GBA1 Parkinson’s disease. We have generated an extensive preclinical data package providing evidence of the mechanism of action and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, improve survival of dopaminergic neurons, increase dopamine levels, completely restore locomotor function, and reduce plasma-based neurodegeneration maker, neurofilament light chain, or NfL, back to the level of healthy animals. In early clinical studies GT-02287 was generally well tolerated up to and including the highest planned dose level for further study in GBA1 Parkinson’s patients, with no serious adverse events. The good safety and tolerability profile and the observed range of plasma exposure levels achieved after oral administration further bolster GT-02287’s best in-class potential.

In response to the current financing environment, we continue to streamline our operational plans to become more capital efficient and remain opportunistic in the pursuit of partnering opportunities for our pipeline programs, including our lead program in Parkinson’s disease.

We continue to monitor the impacts on our operations and access to financing of global and worsening macroeconomic conditions, such as the war in Ukraine, the Hamas-Israel conflict, global geopolitical tension, heightened inflation, exchange rate fluctuations, supply chain disruptions, liquidity concerns and increases in commodity, energy and fuel prices.

Recent Developments

In February 2024 we initiated the multiple ascending dose (MAD) part of the Phase 1 clinical trial for GT-02287, our lead candidate in development for the treatment of GBA1 Parkinson’s Disease, following the successful completion of the single ascending dose (SAD) stage of the ongoing trial. We anticipate completing the MAD part of the Phase 1 in the second quarter of 2024.

On April 24, 2024, we announced positive results from SAD part of the Phase 1 study. GT-02287 was generally well tolerated up to and including the highest planned dose level, and there were no serious adverse events. The good safety and tolerability profile and the observed range of plasma exposure levels achieved after oral administration further bolster GT-02287’s best in-class potential.

GT-02287 has been shown to restore the function of the lysosomal enzyme glucocerebrosidase (GCase), which becomes misfolded and dysfunctional due to a GBA1 gene mutation, the most common genetic risk factor for the development of Parkinson’s disease. Compelling preclinical data presented at WORLDSymposium™ earlier in February 2024 demonstrated that treatment with GT-02287 restored motor function and substantially reduced plasma levels of the emerging neurodegeneration biomarker NfL. Based on these data, GT-02287 may have the potential to slow or stop the progression of Parkinson’s disease.

On April 8, 2024, we announced the appointment of Gene Mack as our Chief Financial Officer and on April 1, 2024 we announced the appointment of Jonas Hannestadt, M.D., Ph.D. as Chief Medical Officer.

Financial Condition

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our Magellan™ platform. Our operations have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, performing research, conducting preclinical and clinical studies and developing and securing our in-licensed technology. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales, and as a result, we face risks associated with early-stage biotechnology companies whose product candidates are in development. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect our research and development expenses to remain significant and to increase to support progress in our research and development activities. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development programs, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

In May 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to a maximum aggregate offering of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings. In connection with the ATM Program, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we were able to offer and sell shares of our common stock having an aggregate offering of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings, which we refer to as our ATM Program. During the year ended December 31, 2023, we sold an aggregate of 862,535 shares of common stock at a weighted average average price of $4.60 per share, raising gross proceeds of $3.9 million, which includes $0.4 million in sales and commissions and other offering expenses. The Sales Agreement and the

ATM Program were terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023, as described below.

In November 2023, we completed the public offering of 2.5 million shares of our common stock and warrants to purchase 1.3 million shares of our common stock. The warrants have an exercise price of $2.75 per share and were sold at the rate of one warrant for every two shares of common stock purchased in the public offering. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of commons stock was $4.01 (with an effective price of $2.00 per share and $0.01 per warrant). In a private placement that was completed concurrently with the public offering we also issued to accredited investors 2.5 million of shares of our common stock (or pre-funded warrants in lieu thereof) and private warrants to purchase 2.5 million shares of our common stock with an exercise price of $2.75 per share. The private offering price per share and accompanying warrant in the private placement was $2.00 per set of securities sold privately. The public offering and the concurrent private placement resulted in combined gross proceeds of $10.1 million, which includes $1.2 million of underwriting commissions, placement agent’s fees and other expenses connected with the financing round. As of December 31, 2023, $0.9 million of the costs associated with the financing round had already been paid or deducted from the gross proceeds, while the remaining amount has been paid in the first quarter of 2024. Additionally, a total of 353,156 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 per share were granted to the Underwriter and the Placement Agent as consideration for the services provided, which provide for cash-less exercise.

From inception through March 31, 2024, we have raised an aggregate of $74 million of gross proceeds through equity financings, including the issuance of convertible preferred stock, our IPO and previous sales under our ATM Program.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $12.7 million. We have incurred recurring losses and negative cash flows from operations since inception and as of March 31, 2024 and December 31, 2023, had an accumulated deficit of $64.8 million and $60.8 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of March 31, 2024, and December 31, 2023, we had an accumulated deficit of $64.8 million and $60.8 million, respectively, and as of March 31, 2024, we had cash, cash equivalents and marketable securities of $12.7 million. During the three months ended March 31, 2024, we incurred net losses of $4 million and generated negative cash flows from operations of $3.6 million. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will need to raise additional capital to fund continued operations beyond the first quarter of 2025. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

Financing Requirements; Current Financing Environment

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, including at-the-market offering, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect our holdings or the rights of our stockholders. If we are unable to obtain funding, we could be required to delay, limit, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, or grant rights to develop, sell and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, which could adversely affect our business prospects.

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

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval and successfully commercialize them, we will not generate revenues in the future. Historically, we have received limited collaboration revenue pursuant to a collaboration agreement with Zentalis Pharmaceuticals which concluded in the fiscal year ended December 31, 2023.

Total Operating Expenses

Our operating expenses since inception have consisted solely of research and development and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;

●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended
	March 31,
	2024	2023	Change
Preclinical activities, clinical activities and outside services	$1,617,315	1,676,704	(59,389)
Personnel expenses	1,019,388	980,576	38,812
Other	74,194	133,925	(59,731)
Research grants	(203,991)	—	(203,991)
Total research and development expenses	$2,506,906	$2,791,205	$(284,299)

We recognize research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We anticipate that our research and development expenses will increase substantially in future periods to support progress in our research and development activities, including the progressing of the clinical trials for product candidates we are developing. These increases will likely also result from expanded infrastructure and increased insurance costs. Such expenses are offset by contributions from research grants, which are recorded as a reduction to research and development expenses based on our best estimate of the periods in which the related expenditures are incurred.

Our primary research and development focus since inception has been the application of our Magellan™ platform to various indications and targets, and more recently the development of our clinical stage lead product candidate GT-02287 for the treatment of Parkinson’s disease and other neurodegenerative diseases.

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

We will continue to focus on preserving our liquidity resources while we seek to maximize shareholders’ value. We expect to continue the efforts started during the year ended December 31, 2023 to limit general and administrative expenses.

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
			Increase
	2024	2023	(Decrease)
Revenues:
Collaboration agreements	—	55,180	(55,180)
Other income	—	—	—
Total revenues	$—	$55,180	$(55,180)

Operating expenses:
Research and development	(2,506,906)	(2,791,205)	(284,299)
General and administrative	(1,870,794)	(2,493,759)	(622,965)
Total operating expenses	(4,377,700)	(5,284,964)	(907,264)

Loss from operations	$(4,377,700)	$(5,229,784)	$(852,084)

Interest income, net	115,303	152,035	(36,732)
Foreign exchange gain/(loss), net	268,077	(42,842)	310,919
Loss before income tax	$(3,994,320)	$(5,120,591)	$(1,126,271)

Income tax	(19,874)	(16,728)	3,146
Net loss	$(4,014,194)	$(5,137,319)	$(1,123,125)

Net loss per ordinary share:
Basic and diluted loss per share	(0.22)	(0.43)	(0.21)
Weighted-average ordinary shares used in per share calculations – basic and diluted	17,978,951	11,935,081

Comparison of the Three Months Ended March 31, 2024 and 2023

Research and Development Expenses

Research and development expenses decreased by $0.3 million to $2.5 million for the three months ended March 31, 2024, as compared to $2.8 million for the three months ended March 31, 2023. The decrease in research and development expenses was primarily due to $204 thousand in grant funding that was recognized in the statement of operations during the first quarter of 2024. Substantially all research and development expenses are related to costs associated with the ongoing preclinical and Clinical Phase 1 development of GT-02287 in GBA1 Parkinson’s Disease.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million to $1.9 million for the three months ended March 31, 2024, as compared to $2.5 million for the three months ended March 31, 2023. The decrease in general and administrative expenses for the period was primarily attributable to a decrease in legal and professional fees relating to general corporate matters and a decrease in share-based compensation expenses.

Foreign exchange gain(loss), net

Foreign exchange loss, net increased by $0.3 million to $0.27 million for the period ended March 31, 2024, from negative $43 thousand for the period ended March 31, 2023. The increase is mainly attributable to the forex exchange dynamics between the Swiss Franc and the US dollar.

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

As of March 31, 2024, and December 31, 2023, we had $12.7 million and $16.8 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $64.8 million and $60.8 million, respectively. We had indebtedness of $0.5 million and $0.6 million as of March 31, 2024, and December 31, 2023, respectively. Our cash and cash equivalents available as of March 31, 2024, are expected to be sufficient to fund our anticipated operating and capital requirements into the first quarter of 2025 and will not be sufficient to finance the Company’s operations for one year from the issuance of the financial statements included in this Quarterly Report Form 10-Q. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes, or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of March 31, 2024, we did not maintain any lines of credit or equity capital committed for funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of rising interest rates, liquidity concerns at, and failures of, banks and other financial institutions, volatility in the capital markets and related market uncertainty. Further, if we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as currently anticipated, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations, or seek relief under applicable bankruptcy laws.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2024	2023

Cash used in operating activities	$(3,586,583)	$(4,217,415)
Cash provided by investing activities	3,018,750	2,106,980
Cash (used in)/provided by financing activities	(145,803)	748,908
Effect of exchange rate changes	(442,503)	38,422
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(1,156,139)	$(1,323,105)

Cash Flows from Operating Activities

During the three months ended March 31, 2024 and 2023, we used $3.6 million and $4.2 million of cash, respectively, in operating activities, primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $3 million primarily due to maturity of marketable securities.

During the three months ended March 31, 2023, net cash provided by investing activities was $2.1 million primarily due to maturity of marketable securities for $4.1 million partially offset by the purchase of marketable securities for $2.0 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash used in financing activities was $0.15 million mainly related to the following: $0.1 million provided by the exercise of public warrants and, $0.06 million provided by the exercise of stock options offset by negative $0.28 million of offering costs that have been paid in the first quarter of 2024.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
•	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including heightened inflation and high interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
•	our ability to establish additional collaborations on favorable terms, if at all;
•	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
•	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
•	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business and operations may be adversely affected by pandemics or epidemics, including due to business interruptions caused by travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders, shutdowns requested or mandated by governmental authorities, or staffing shortages while employees quarantine as a result of exposure to or transmission of the virus. In addition, health epidemics or pandemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the global economy and financial markets.

The COVID-19 pandemic and the resulting post-pandemic environment impacted clinical site activation and patient enrollment. Clinical trial sites experienced limited capacity and staffing shortages in a post-COVID-19 environment, partially due to personnel having been reassigned during the pandemic, resulting in a backlog of patient enrollment and delayed site initiations across the industry. Our inability to successfully recruit and retain patients and principal investigators and site staff in these circumstances could adversely impact our expected future clinical trial operations.

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

We have licensed certain rights, assets and technology related to the Magellan™ platform from Minoryx and we believe that they owned all of such rights prior to our license. Although, to our knowledge, no third party has asserted a claim of infringement or other claim against us, others may hold or claim to hold proprietary or other rights that could prevent our Magellan™ platform from being developed or marketed. Any legal action against us claiming damages and seeking to enjoin commercial activities relating to our Magellan™ platform or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market any future product candidates based upon the Magellan™ platform. We may not prevail in any such actions and any license required under any of these patents may not be made available on commercially acceptable terms, if at all. In addition, we may not be able to redesign any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our future product candidates, which could harm our business, financial condition and operating results.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we and our third party service providers have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Un-remediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
10.1	Employment Agreement, by and between Gain Therapeutics, Inc. and Gene Mack, dated April 5, 2024.	8-K	001-40237	10.1	4/08/2024
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the iXBRL document)

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

GAIN THERAPEUTICS, INC.
(Registrant)

May 14, 2024	By: /s/ Matthias Alder
Date	Matthias Alder
Chief Executive Officer
(Principal Executive Officer)

May 14, 2024	By: /s/ Gene Mack
Date	Gene Mack
Chief Financial Officer
(Principal Financial Officer)

May 14, 2024	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Finance Vice President
(Principal Accounting Officer)