Form 10-Q
period 2024-06-30
Gain Therapeutics, Inc.
filed 2024-08-08
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, the registrant had 25,535,460 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	our ability to continue as a going concern and our needs for additional financing;
●	our ability to regain and maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to accurately estimate anticipated operating losses, expenses, future revenues, capital requirements, including our anticipated cash runway;
●	the success of our efforts, and those of our advisors, in exploring, and possibly executing on, our strategic alternatives, while preserving our cash balance to the extent practicable;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Magellan™ platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use certain components of the Magellan™ platform;
●	our ability to identify, recruit and retain key personnel;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and the conflict between Hamas and Israel; and
●	other factors and assumptions described in this Quarterly Report.

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

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,936,315	$11,794,949
Marketable securities - current	—	4,999,704
Tax credits	313,248	242,577
Prepaid expenses and other current assets	1,289,316	741,638
Total current assets	$18,538,879	$17,778,868

Non-current assets:
Property and equipment, net	$123,930	$125,962
Internal-use software	158,149	193,375
Operating lease - right of use assets	325,879	459,215
Restricted cash	31,803	34,021
Long-term deposits and other non-current assets	17,547	17,890
Total non-current assets	657,308	830,463
Total assets	$19,196,187	$18,609,331

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,046,832	$1,318,965
Operating lease liability - current	186,846	229,693
Other current liabilities	3,468,254	2,160,366
Deferred income - current	710,001	1,122,138
Loans - current	111,051	118,797
Total current liabilities	$6,522,984	$4,949,959

Non-current liabilities:
Defined benefit pension plan	$298,428	$307,454
Operating lease liability - non-current	134,321	229,855
Deferred income - non-current	80,364	94,786
Loans - non-current	375,352	449,053
Total non-current liabilities	888,465	1,081,148
Total liabilities	$7,411,449	$6,031,107

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 25,172,573 issued and outstanding as of June 30, 2024; 16,206,680 issued and outstanding as of December 31, 2023.	2,518	1,621
Additional paid-in capital	84,710,747	73,113,079
Accumulated other comprehensive income	12,462	247,241
Accumulated deficit	(60,783,717)	(38,516,197)
Loss for the period	(12,157,272)	(22,267,520)
Total stockholders’ equity	11,784,738	12,578,224
Total liabilities and stockholders’ equity	$19,196,187	$18,609,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Collaboration revenues	$—	$—	$—	$55,180
Other income	—	—	—	—
Total revenues	$—	$—	$—	$55,180

Operating expenses:
Research and development	(4,437,631)	(3,987,943)	(6,944,537)	(6,779,148)
General and administrative	(3,745,193)	(3,743,171)	(5,615,987)	(6,236,930)
Total operating expenses	(8,182,824)	(7,731,114)	(12,560,524)	(13,016,078)

Loss from operations	$(8,182,824)	$(7,731,114)	$(12,560,524)	$(12,960,898)

Other income/(expense):
Interest income, net	84,531	129,929	199,834	281,964
Foreign exchange gain/(loss), net	(43,576)	(60,195)	224,501	(103,037)
Loss before income tax	$(8,141,869)	$(7,661,380)	$(12,136,189)	$(12,781,971)

Income tax	(1,209)	(26,589)	(21,083)	(43,317)

Net loss	$(8,143,078)	$(7,687,969)	$(12,157,272)	$(12,825,288)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(0.62)	$(0.65)	$(1.05)
Weighted average common shares - basic and diluted	19,215,582	12,387,089	18,600,683	12,157,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,143,078)	$(7,687,969)	$(12,157,272)	$(12,825,288)
Unrealized gain/(loss) on available-for-sale securities	646	(1,247)	4,974	42,015
Defined benefit pension plan	1,090	(700)	2,176	(1,370)
Foreign currency translation	(11,137)	39,960	(241,929)	58,051
Other comprehensive income/(loss)	(9,401)	38,013	(234,779)	98,696
Comprehensive loss	$(8,152,479)	$(7,649,956)	$(12,392,051)	$(12,726,592)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Six Months Ended June 30, 2024	Shares	Amounts			Deficit
Balance as of December 31, 2023	16,206,680	$1,621	$73,113,079	$247,241	$(60,783,717)	$12,578,224
Stock-based compensation (Note 14)	35,983	3	1,578,329	—	—	1,578,332
Exercise of stock options (Note 14)	15,983	2	57,709	—	—	57,711
Exercise of warrants (Note 13)	1,797,380	180	113,621	—	—	113,801
Issuance of shares and warrants in public offering (Note 13)	7,116,547	712	9,848,009	—	—	9,848,721
Defined benefit pension plan (Note 10)		—	—	2,176	—	2,176
Foreign currency translation		—	—	(241,929)	—	(241,929)
Net unrealized gain on available for sale securities (Note 4)		—	—	4,974	—	4,974
Net loss		—	—	—	(12,157,272)	(12,157,272)
Balance as of June 30, 2024	25,172,573	2,518	84,710,747	12,462	(72,940,989)	11,784,738

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended June 30, 2024	Shares	Amounts			Deficit
Balance as of March 31, 2024	18,041,231	$1,805	$73,416,304	$21,863	$(64,797,911)	$8,642,061
Stock-based compensation (Note 14)	4,858	—	1,432,859	—	—	1,432,859
Exercise of stock options (Note 14)		—	—	—	—	—
Exercise of warrants (Note 13)	9,937	1	13,575	—	—	13,576
Issuance of shares and warrants in public offering (Note 13)	7,116,547	712	9,848,009	—	—	9,848,721
Defined benefit pension plan (Note 10)		—	—	1,090	—	1,090
Foreign currency translation		—	—	(11,137)	—	(11,137)
Net unrealized gain on available for sale securities (Note 4)		—	—	646	—	646
Net loss		—	—	—	(8,143,078)	(8,143,078)
Balance as of June 30, 2024	25,172,573	2,518	84,710,747	12,462	(72,940,989)	11,784,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Six Months Ended June 30, 2023	Shares	Amounts			Deficit
Balance as of December 31, 2022	11,883,368	$1,189	$57,358,895	$35,627	$(38,516,197)	$18,879,514
Stock-based compensation	67,400	6	1,949,708	—	—	1,949,714
Issuance of shares in at-the-market (ATM) offering	681,559	68	2,990,130	—	—	2,990,198
Defined benefit pension plan		—	—	(1,370)	—	(1,370)
Foreign currency translation		—	—	58,051	—	58,051
Net unrealized gain on available for sale securities		—	—	42,015	—	42,015
Net loss		—	—	—	(12,825,288)	(12,825,288)
Balance as of June 30, 2023	12,632,327	1,263	62,298,733	134,323	(51,341,485)	11,092,834

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended June 30, 2023	Shares	Amounts			Deficit
Balance as of March 31, 2023	12,087,142	$1,209	$58,694,827	$96,310	$(43,653,516)	$15,138,830
Stock-based compensation	67,400	6	1,384,276	—	—	1,384,282
Issuance of shares in at-the-market (ATM) offering	477,785	48	2,219,630	—	—	2,219,678
Defined benefit pension plan		—	—	(700)	—	(700)
Foreign currency translation		—	—	39,960	—	39,960
Net unrealized loss on available for sale securities		—	—	(1,247)	—	(1,247)
Net loss		—	—	—	(7,687,969)	(7,687,969)
Balance as of June 30, 2023	12,632,327	1,263	62,298,733	134,323	(51,341,485)	11,092,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023

Operating activities:
Net loss	$(12,157,272)	$(12,825,288)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,121	39,481
Stock-based compensation expense	1,673,325	1,796,640
Other non-cash items	(366,278)	(76,383)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(701,769)	(155,898)
Accounts payable and other liabilities	2,186,632	379,722
Defined benefit pension plan	(60,362)	9,951
Deferred income	41,617	1,592,996
Total changes in operating assets and liabilities	1,466,118	1,826,771
Cash used in operating activities	(9,342,986)	(9,238,779)

Cash flows from investing activities:
Purchase of property and equipment and internal use of software	(21,547)	(14,689)
Purchases of marketable securities	—	(1,956,350)
Maturity of marketable securities	5,042,502	7,123,125
Cash provided by/(used in) investing activities	5,020,955	5,152,086

Cash flows from financing activities:
Net proceeds from issuance of shares in at-the-market (ATM) offering	—	2,990,130
Net proceeds from issuance of shares and warrants in public offering (Note 13)	10,044,899
Net proceeds from the exercise of Warrants (Note 13)	113,800	—
Net proceeds from the exercise of Stock Options (Note 14)	57,711	—
Payments of deferred offering costs (Note 13)	(280,867)	—
Payments of current portion of long-term debt (Note 11)	(44,983)	(43,858)
Cash provided by/(used in) financing activities	$9,890,560	$2,946,272
Effect of exchange rate changes	(429,381)	149,733
Net increase/(decrease) in cash, cash equivalents and restricted cash	$5,139,148	$(990,688)
Cash, cash equivalents and restricted cash at beginning of period	11,828,970	7,342,429
Cash, cash equivalents and restricted cash at end of period	$16,968,118	$6,351,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (and together with its subsidiary, the “Company”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. Gain Therapeutics has been publicly traded company since the Initial Public Offering (“IPO”) completed in March of 2021. The shares trade on the Nasdaq Global Market under the ticker symbol “GANX”.

The Company is a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology. The Company uses its computational target and drug discovery platform, Magellan™, to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. The Company believes that Magellan™ is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the active binding site where the natural ligand of the protein binds.

The Company uses the Magellan™ drug discovery platform to identify novel allosteric sites and small molecules for all our pipeline programs. The Company plans to continue to advance our existing research programs and initiate additional programs targeting allosteric binding sites identified with the Magellan™ platform in various therapeutic areas through academic partnerships, co-development, and licensing arrangements.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with completion and success of preclinical studies and clinical testing, dependence on key personnel, protection of proprietary technology, compliance with applicable governmental regulations, development by competitors of new technological innovations, protection of proprietary technology and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended June 30, 2024 and 2023.

The results for the periods ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report.

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2024, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

In accordance with ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash, cash equivalents of $16.9 million will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the second quarter of 2025.

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

The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the second quarter of 2025, including raising additional capital through either private or public equity or debt financing, or additional program collaborations.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The Company’s functional currency is U.S dollars (“USD”). The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland, Euro in Spain and Australian Dollar in Australia). Assets and liabilities reported in the consolidated balance sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of June 30, 2024 and December 31, 2023, accumulated currency translation adjustment recorded in accumulated other comprehensive income/(loss) amounted to a gain of $166,558 and $408,487, respectively.

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

Marketable securities are classified in the Company’s balance sheet based on their maturities and the Company’s reasonable expectations with regard to those securities. Marketable securities with a maturity date within 12 months from reporting date are classified as “current assets.” Marketable securities with a maturity date over 12 months from reporting date are classified as “non-current assets.”

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of June 30, 2024 and December 31, 2023, internal-use software amount to $158 thousand and $193 thousand, respectively, and refer to the external and internal costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended June 30, 2024 and 2023 was $23 thousand and $21 thousand, respectively.

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

Stock-based Compensation and Warrants

The Company issues stock-based compensation with service-based and performance-based vesting conditions. The Company applies the fair value method of measuring equity-based compensation and warrants, which requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the corresponding expense in the statement of operations over the period the participants are required to render service. Forfeitures are recognized as they occur.

The fair value of each stock option award is estimated as of the grant date using the Black-Scholes option pricing model. The Company determines the volatility and the expected term of exercise for awards granted based on the actual volatility of its share price traded on Nasdaq and the best estimate of the timing of the exercise by the beneficiaries as of grant date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be nil.

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

Revenue Recognition

When the Company derives income from its collaboration and licensing agreements, it recognizes revenue in accordance with ASC 606, “Revenues from Contracts with Customers” and ASC 808, “Collaborative Arrangements”. The terms of these arrangements typically include payment from third-party customers of one or more of the following: non-refundable initiation fee, reimbursement of development costs, future development and regulatory milestone payments and royalties on net sales of the licensed product.

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

Research Grants

Under the terms of the research and development grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded based on management’s best estimate of the periods in which the related expenditures are incurred, and activities performed and are classified in the consolidated statement of operations as a reduction to research and development expenses. The reduction of research and development expenses related to research grants was $0.4 million and $58 thousand for the six months ended June 30, 2024, and 2023, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of June 30, 2024 and December 31, 2023, common stock equivalents consisted of stock options, RSUs, PRSUs and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB  or other standard setting bodies that the Company adopts as of the specified effective date. There were no new accounting pronouncements effective in 2024 with a material impact on the Company’s consolidated financial statements.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	June 30,	December 31,
	2024	2023
Cash	5,240,548	5,027,658
Money market	11,695,767	6,767,291
Total cash and cash equivalents	$16,936,315	$11,794,949
Restricted cash	$31,803	$34,021

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

4. Marketable Securities

As of June 30, 2024 and December 31, 2023, the Company reports nil and $5.0 million of marketable securities, respectively, within current assets, related to United States Treasury Securities (“USTS”). The USTS in the portfolio have reached their final maturity in April 2024.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2024	2023
Tax credits	313,248	242,577

Prepaid and deferred expenses	1,016,613	608,638
Prepaid D&O insurance costs	272,703	133,000
Total prepaid expenses and other current assets	$1,289,316	$741,638

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

Prepaid and D&O insurance costs relate to an annual insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one year insurance period.

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
Computer	$102,498	$83,894
Furniture and fixtures	59,027	62,825
Leasehold improvements	32,093	33,992
Laboratory instruments	37,016	38,048
Total property and equipment	$230,634	$218,759
Less: accumulated depreciation	(106,704)	(92,797)
Property and equipment, net	$123,930	$125,962

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the six months ended June 30, 2024 and 2023 was $18 thousand and $17 thousand, respectively.

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

	June 30,	December 31,
	2024	2023
Operating Lease
Operating lease- right of use assets	$325,879	$459,215

Operating lease liability - current	$186,846	$229,693
Operating lease liability - non-current	$134,321	$229,855
Weighted average remaining lease term - years	1.85	2.25
Weighted average discount rate	1.51	1.51

The operating lease expenses are reported as follows:

	June 30,	June 30,
	2024	2023
Research and development	70,717	70,461
General and administrative	53,199	51,666
Total operating lease costs	$123,916	$122,127

The future minimum lease payments for the Company’s operating leases as of June 30, 2024, are as follows:

Fiscal Year	Operating Leases
June 30, 2025	190,105
June 30, 2026	123,893
June 30, 2027	11,603
Total future minimum lease payments	325,601
Less amount representing interest or imputed interest	4,434
Present value of lease liabilities	$321,167

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of June 30, 2024 and December 31, 2023, accounts payable amounted to $2.0 million and $1.3 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Payable for social security and withholding taxes	$321,869	$368,345
Accrued payroll	1,353,748	726,474
Accrued expenses	1,742,902	1,016,582
Tax provision	49,735	48,965
Total other current liabilities	$3,468,254	$2,160,366
Deferred income	790,365	1,216,924
Total other current liabilities and deferred income	$4,258,619	$3,377,290

Accrued payroll refers to accruals for year-end bonuses, accrued vacations, overtime and termination benefits to be paid to employees.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Tax provision refers to a tax payable due to the Spanish Tax Authorities related to taxable income generated in Spain.

Deferred income refers to the upfront payment that the Company has received after the successful application regarding research and development grants with Innosuisse.

10. Pension Obligations

Net pension obligation related to the Company’s defined benefit pension plan refers only to Swiss employees and as of June 30, 2024 and December 31, 2023, can be summarized as follows:

	June 30,	December 31,
	2024	2023
Reconciliation of funded status:
Funded status beginning of period	$(307,454)	$(157,580)
Expense	(74,687)	(149,309)
Employer contribution	60,362	143,599
Translation differences	21,175	(16,563)
Change in accumulated other comprehensive income	2,176	(127,601)
Funded status at end of period	$(298,428)	$(307,454)

Component of net periodic pension costs:
Service cost	$70,650	$144,565
Interest cost	7,343	19,264
Expected return on plan assets	(5,510)	(11,786)
Amortization of (gain)/losses	4,084	-
Amortization of prior service cost	(1,880)	(2,734)
Total	$74,687	$149,309

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

The future payments under the loan are reported in the table below:

		June 30, 2024
	Total	2024	2025	2026	2027	2028	Thereafter
Loan	$486,403	111,051	88,841	88,841	88,841	88,841	19,988

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

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
June 30, 2024:
Assets
Cash equivalents:
Money market funds	11,695,767	—	—
Total cash equivalents	$11,695,767	$—	$—

Total financial assets	$11,695,767	$—	$—

December 31, 2023:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	4,999,704	—	—
Total marketable securities available for sale	$4,999,704	$—	$—

Cash equivalents:
Money market funds	6,767,291	—	—
Total cash equivalents	$6,767,291	$—	$—

Total financial assets	$11,766,995	$—	$—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common, Preferred Stock and Warrants

As of June 30, 2024 and December 31, 2023, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of June 30, 2024 and December 31, 2023, there were 25,172,573 and 16,206,680 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

At the market offering

In May 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald, Inc. (“Cantor”), pursuant to which the Company was able to sell from time to time, through the Agent, shares of common stock, having an aggregate offering price of up to $16.0 million (the “ATM Program”). Sales under the ATM Program are made by any method permitted by law that is deemed to be an “at the market” offering as defined in Rule 415 issued under the Securities Act, including, without limitation, sales made directly on the Nasdaq Global Market, on any other existing trading market for the Company’s common stock, through a market maker or as otherwise agreed by the Company and Cantor. For the year ended December 31, 2023 the Company sold an aggregate of 862,535 shares of common stock under the ATM Program at an average selling price of $4.60 per share for aggregate gross proceeds of $3.9 million (of which $0.4 million reflect sales commissions and other offering expenses). The Sales Agreement was terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023 as described below.

Public Offering November 2023

In November 2023, the Company completed the public offering of 2,545,000 shares of its common stock and warrants to purchase 1,272,500 shares of its common stock (the “Public Warrants”). The warrants have been offered and sold at the rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $4.01, yielding an effective price of $2.00 per share and $0.01 per warrant.

In connection with the public offering that occurred in November 2023, the Company also issued 178,150 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 per share to the Underwriter as a consideration for the services provided (the “Underwriter Warrants”). The Underwriter Warrants provide for cash-less exercise.

Public Offering June 2024:

In June 2024, the Company completed the public offering of 7,116,547 shares of its common stock and 1,031,602 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of our common stock at the nominal exercise price of $0.0001. The public offering price was $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold to the public in this offering, minus $0.0001.

As part of the public offering, we have granted the underwriter an over-allotment option to purchase up to an additional 1,222,222 shares of our common stock, at the public offering price of $1.35 set forth above, less underwriting discounts and commissions. The over-allotment option will be exercisable for a period of 30 days from the date of the public offering and will expire in July 2024.

In connection with the public offering that occurred in June 2024, the Company also issued 570,370 warrants to purchase an equal amount of its common stock at an exercise price of $1.6875 per share to the Underwriter as a consideration for the services provided (the “Underwriter Warrants” or the “Agent Warrants”). The Underwriter Warrants provide for cash-less exercise.

The fair market value of the “Underwriter Warrants” that have been issued in connection with the public offering that occurred in June 2024 has been calculated using the Black-Scholes option pricing model, while the fair market value of the pre-funded warrants has been determined as the spread between the price paid by investors and the closing price of our stock at Grant Date. The agent warrants were recorded within APIC as they represent compensation associated with the financing round, for $0.3 million. Below a table that summarizes the assumptions that have been used in the calculation:

	Six Months Ended June 30, 2024
	Pre Funded	Agent
	Warrants	Warrants
Market Price at Grant Date	$1.32	$1.32
Volatility	—%	73.47%
Expected term (years)	—	2.75
Risk-free interest rate	—%	4.28%
Expected dividend yield	—	—

Grant date fair value per share	$—	$0.56

Private Placement November 2023

In a private placement completed concurrently with the public offering from November 2023 described above the Company also issued to accredited investors 744,026 shares of its common stock, 1,756,062 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of its common stock at the nominal exercise price of $0.0001 and private warrants to purchase 2,500,088 shares of its common stock (the “Private Warrants”). The “Private Warrants” were sold at the rate of one warrant for every share of common stock (or pre-funded warrant in lieu thereof) purchased in the private placement. The private placement price per share (or pre-funded warrant in lieu thereof) and accompanying private warrant to purchase one share of common stock was $2.00 per set of securities sold privately.

In connection with the private placement from November 2023, the Company also issued 175,006 warrants to purchase an equal amount of its common stock at an exercise price of $2.75 to the Placement Agent as a consideration for the services provided (the “Placement Agent Warrants”). The Placement Agent Warrants provide for cash-less exercise.

Gross Proceeds:

The public offering and the concurrent private placement that were finalized in the fourth quarter of the year ended December 31, 2023, resulted in combined gross proceeds of $10.1 million, which includes $1.2 million of underwriting commissions, placement agent’s fees and other expenses connected with the financing round.

The public offering that was finalized in June 2024 resulted in gross proceeds of $11.0 million, which include $1.2 million of underwriting commissions and other expenses connected with the financing round. The fair value of the shares of common stock issued in the offering has been recorded in APIC and the totality of the gross proceeds has been allocated to the shares of common stock issued.

Warrants:

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2024:

			Warrants
	Weighted Average	Warrants	Exercisable
Expiration Date	Exercise Price	Outstanding	as of June 30, 2024
May 6, 2025	$13.75	200,000	200,000
July 20, 2025	$5.07	225,387	225,387
November 24, 2028	$2.75	4,084,426	4,084,426
June 17, 2029	$1.69	570,370	—
Pre-funded warrants	$—	1,031,602	1,031,602
Outstanding as of June 30, 2024	$2.63	6,111,785	5,541,415

The following table summarizes the Company’s warrants activity for the six months ended June 30, 2024:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2023	6,307,193	$2.42
Issued:
Pre-funded Warrants	1,031,602	$—
Agent Warrants	570,370	$1.69
Exercised:
Pre-funded Warrants	(1,756,062)	$—
Public Warrants	(41,318)	$2.75
Outstanding as of June 30, 2024	6,111,785	$2.63

14. Equity Incentive Plans

On September 24, 2020, the Company’s Board of Directors (the “Board”) adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provided for the granting of equity-based awards to our named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Board. On May 12, 2022, the Board approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which was approved at the Company’s annual meeting of stockholders on June 16, 2022. The 2022 Plan is the successor to and continuation of the 2020 Omnibus Plan. The total number of shares reserved for issuance under the 2022 Plan (including shares remaining available under the 2020 Omnibus Plan) is 1,800,000, which increases automatically by 6% every year on January 1, based on the number of shares of common stock issued and outstanding as of the previous year-end. No incentive stock options may be granted under the 2022 Plan after May 12, 2032 and the Board may suspend or terminate the 2022 Plan at any time. The Board is responsible for administering the 2022 Plan.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2023	2,574,299	$3.06	$4.52
Options granted	1,402,500	2.49	3.98
Options exercised	(15,983)	2.62	3.61
Options cancelled/forfeited	(781,971)	3.00	4.31
Options outstanding as of June 30, 2024	3,178,845	$2.82	$4.34

As of June 30, 2024, unrecognized compensation costs associated with the stock options grants was $3.6 million and will be recognized over a period of 4 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the periods ended June 30, 2024 and 2023 were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2024		2023
Grant date fair value	$2.49		$3.40
Volatility	66%	%	77%
Expected term (years)	5.64		6.60
Risk-free interest rate	4.23%	%	3.49%
Expected dividend yield	—		—

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the six months ended June 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value per Share
Outstanding as of December 31, 2023	493,799	$2.54
Granted	25,000	4.37
Vested	(35,983)	4.18
Cancelled/forfeited	(354,187)	1.91
Outstanding as of June 30, 2024	128,629	$4.16
Total unrecognized expense remaining	$272,105
Years expected to be recognized over	2.75

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Research and development	287,251	244,393	469,488	409,758
General and administrative	1,195,649	1,080,099	1,203,837	1,478,208
Total stock-based compensation	$1,482,900	$1,324,492	$1,673,325	$1,887,966

\

15. Net loss per common share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. For purposes of the diluted net loss per share calculation, preferred stock, warrants, stock options and RSUs are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Options to purchase common stock	3,521,270	2,515,314	3,084,152	2,222,188
RSUs, PRSUs	354,725	607,514	404,133	464,631
Warrants to purchase common stock	4,591,783	425,387	4,566,730	425,387

The weighted average number of warrants to purchase common stock as per the table above does not include the weighted average effect of 1,031,602 pre-funded warrants for which the exercise price is less than or equal to $0.0001 per share. The weighted average effect of the pre-funded warrants has been included in the computation of the net loss per share attributable to common stockholders – basic and diluted in the Consolidated Statement of Operations.

16. Related Parties

Dr. Khalid Islam, the Executive Chairman of the Company’s Board, shareholder and founder of the Company, is currently the Chairman of the Board of Directors of Minoryx Therapeutics SL (“Minoryx”), and therefore, Minoryx is considered a related party of the Company. In December 2017, the Company entered into an exclusive worldwide, royalty-bearing, assignable, transferable license agreement with Minoryx to use and exploit Minoryx’s intellectual property and into an exclusive worldwide, royalty-bearing, assignable, transferable sublicense agreement with Universitat de Barcelona and Institucio Catalana Recerca Estudis Avancats in order to be able to develop its business, directly or indirectly, through sub-licensing to third parties or any other way of operation. According to the terms and conditions of the Minoryx License Agreement, the Company shall pay to Minoryx as royalties:

●	an amount equal to 8% of (i) net revenues with regard to products that would infringe (a) at least one composition of matter claim or (b) Minoryx molecules and (ii) sublicensing revenues; and

●	an amount equal to 3% of net revenues with regard to products that would infringe at least (a) one method of claim; or (b) Minoryx know-how (as such term is defined in the agreement).

As of June 30, 2024 and December 31, 2023, there were no receivables and payables, revenues or expenses with Minoryx.

17. Commitments

As of June 30, 2024, the Company had research commitments for $2.7 million for activities that will be performed within one year.

18. Subsequent Events

In July 2024 the Underwriter partially exercised the over-allotment option that was granted in connection with the public offering that was finalized in June 2024 and purchased an additional amount of 337,076 shares of our common stock at a price per share of $1.35 less the underwriting discount. The exercise of the over-allotment option resulted in gross proceeds of $0.46 million. In connection with the exercise of the over-allotment option the Company also issued to the Underwriter an additional amount of 23,595 warrants to purchase an equal number of shares of its common stock as consideration for the service provided.

On July 11, 2024, we received a letter (the “Notice”) from the Nasdaq Stock Market notifying us that, for the for the 30-business day period ended July 10, 2024, we had not met the $50 million minimum market value of listed securities required to maintain continued listing as set forth in Nasdaq Marketplace Rule 5450(b)(2)(A) (the “MVLS Rule”). See Risk Factors: “We are not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities (“MVLS”) requirement of $50 million. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted” for a description of the Notice and the MVLS Rule.

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

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”) and metabolic disorders through molecular chaperoning to stabilize misfolded proteins and increase their activity, as well as other diseases that can be targeted through protein inactivation or modulation, such as oncology. We use our computational target and drug discovery platform, Magellan™, to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that Magellan™ is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. The Magellan™ drug discovery platform is an evolution of its predecessor SEE-Tx®, or Site-Directed Enzyme Enhancement Therapy. Magellan™ integrates and adds to the foundational models of SEE-Tx® with proprietary AI and machine learning tools that enable the screening of trillions of compounds. Discovering and targeting novel allosteric sites with our platform not only reduces traditional drug discovery timelines but enables rational drug design and offers the potential for superior small molecule drugs that are highly specific and that can penetrate hard to reach tissues and cross the blood-brain barrier. We have used our drug discovery platform to identify novel allosteric sites and small molecules for all of our pipeline programs. We plan to continue to advance our existing research programs and initiate additional programs targeting allosteric binding sites identified with the Magellan™ platform in various therapeutic areas through academic partnerships, co-development and licensing arrangements.

Our clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. We have generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, improve survival of dopaminergic neurons, increase dopamine levels, restore locomotor and cognitive function, and reduce plasma-based neurodegeneration maker, neurofilament light chain (NfL), back to the level of control animals. In a Phase 1 first-in-human study, GT-02287 was safe and generally well tolerated up to and including the highest planned dose level, enabling further development in GBA1 Parkinson’s patients. The good safety and tolerability profile and the observed range of plasma exposure levels achieved after oral administration further bolster GT-02287’s best in-class potential.

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

Recent Developments

On June 17, 2024, we completed an underwritten public offering of 7,116,547 shares of our common stock and of 1,031,602 pre-funded warrants to purchase an equal amount of shares of our common stock. The public offering resulted in $11.0 million of gross proceeds which includes $1.2 million of underwriting commissions and other expenses connected with the transaction. In addition, in July 2024, the underwriter exercised the option to purchase an additional amount of 337,076 shares of our common stock resulting in additional $0.46 million of gross proceeds.

On June 28, 2024, we announced that Matthias Alder has departed the company in order to pursue other opportunities. Upon Mr. Alder’s departure, we have appointed Gene Mack, the Company’s current Chief Financial Officer, as interim Chief Executive Officer. Khalid Islam, founder and Chairman of the Company’s Board of Directors, will take on the role of Executive Chairman until a permanent Chief Executive Officer is appointed.

On July 9, 2024, we announced the completion of dosing in the multiple ascending dose (MAD) of the Phase 1 study of GT-02287, our lead candidate in development for the treatment of Parkinson’s Disease. GT-02287 was generally well tolerated up to and including the highest planned dose level, and no discontinuations due to adverse events or serious adverse event were reported.

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

In May 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to a maximum aggregate offering of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings. In connection with the ATM Program, we entered into a Controlled Equity Offering SM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we were able to offer and sell shares of our common stock having an aggregate offering of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings, which we refer to as our ATM Program. During the year ended December 31, 2023, we sold an aggregate of 862,535 shares of common stock at a weighted average price of $4.60 per share, raising gross proceeds of $3.9 million, which includes $0.4 million in sales and commissions and other offering expenses. The Sales Agreement and the ATM Program were terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023, as described below.

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

In June 2024, we completed the public offering of 7.1 million shares of our common stock and 1.0 million pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of our common stock at the nominal exercise price of $0.0001. The public offering price is $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold to the public in this offering, minus $0.0001.  The public offering resulted in gross proceeds of $11.0 million, which includes $1.2 million of underwriting commissions and other expenses connected with the financing round. In connection with the public offering that occurred in June 2024, we also issued 570,370 warrants to purchase an equal amount of our common stock at an exercise price of $1.6875 per share to the Underwriter as a consideration for the services provided (the “Underwriter Warrants” or the “Agent Warrants”). The Underwriter Warrants provide for cash-less exercise.

As part of the public offering, we have granted the underwriter an over-allotment option to purchase up to an additional 1,222,222 shares of our common stock, at the public offering price of $1.35 set forth above, less underwriting discounts and commissions. The over-allotment option will be exercisable for a period of 30 days from the date of the public offering and will expire in July 2024. In July 2024, the underwriter exercised the option to purchase an additional amount of 337,076 shares of our common stock resulting in additional $0.46 million of gross proceeds

From inception through June 30, 2024, we have raised an aggregate of $85 million of gross proceeds through equity financings, including the issuance of convertible preferred stock, our IPO and previous sales under our ATM Program.

As of June 30, 2024, we had cash and cash equivalents of $16.9 million. We have incurred recurring losses and negative cash flows from operations since inception and as of June 30, 2024 and December 31, 2023, had an accumulated deficit of $72.9 million and $60.8 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of June 30, 2024, and December 31, 2023, we had an accumulated deficit of $72.9 million and $60.8 million, respectively, and as of June 30, 2024, we had cash and cash equivalents of $16.9 million. During the six months ended

June 30, 2024, we incurred net losses of $12.2 million and generated negative cash flows from operations of $9.3 million. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will need to raise additional capital to fund continued operations beyond the second quarter of 2025. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Strategic Transactions; Collaboration and Licensing Agreements

In connection with our business development activities, we are looking to enter into collaboration and licensing arrangements with third parties, to use our licensed Magellan™ computational platform technology to discover novel allosteric sites on proteins and identify proprietary small molecules that bind these sites and may be developed into pharmaceutical products. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaboration and licenses arrangements that we have entered into.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Preclinical activities, clinical activities and outside services	3,230,592	$2,670,956	$4,847,907	$4,347,660
Personnel expenses	1,279,796	1,122,292	2,299,184	2,102,868
Other	116,727	252,433	190,921	386,358
Research grants	(189,484)	(57,738)	(393,475)	(57,738)
Total research and development expenses	4,437,631	$3,987,943	$6,944,537	$6,779,148

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenues:
Collaboration agreements	—	—	—	—	55,180	(55,180)
Other income	—	—	—	—	—	—
Total revenues	$—	$—	$—	$—	$55,180	$(55,180)

Operating expenses:
Research and development	(4,437,631)	(3,987,943)	449,688	(6,944,537)	(6,779,148)	165,389
General and administrative	(3,745,193)	(3,743,171)	2,022	(5,615,987)	(6,236,930)	(620,943)
Total operating expenses	(8,182,824)	(7,731,114)	451,710	(12,560,524)	(13,016,078)	(455,554)

Loss from operations	$(8,182,824)	$(7,731,114)	$451,710	$(12,560,524)	$(12,960,898)	$(400,374)

Interest income, net	84,531	129,929	(45,398)	199,834	281,964	(82,130)
Foreign exchange gain/(loss), net	(43,576)	(60,195)	16,619	224,501	(103,037)	327,538
Loss before income tax	$(8,141,869)	$(7,661,380)	$480,489	$(12,136,189)	$(12,781,971)	$(645,782)

Income tax	(1,209)	(26,589)	(25,380)	(21,083)	(43,317)	(22,234)
Net loss	$(8,143,078)	$(7,687,969)	$455,109	$(12,157,272)	$(12,825,288)	$(668,016)

Net loss per ordinary share:
Basic and diluted loss per share	(0.42)	(0.62)	(0.20)	(0.65)	(1.05)	(0.40)
Weighted-average ordinary shares used in per share calculations – basic and diluted	19,215,582	12,387,089		18,600,683	12,157,969

Comparison of the Three Months Ended June 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $0.4 million to $4.4 million for the three months ended June 30, 2024, as compared to $4.0 million for the three months ended June 30, 2023. The increase in research and development expenses was primarily related to costs associated with the ongoing Clinical Phase 1 trial of our lead program GT-02287 for the treatment of Parkinson’s Disease.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024, remained substantially consistent with the expenses for the three months ended June 30, 2023. The general and administrative expenses of $3.7 million for the three months ended June 30, 2024, mainly consist of: legal and professional fees relating to general corporate matters, share-based compensation expenses and employee’s termination benefits expenses.

Comparison of the Six Months Ended June 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $0.2 million to $6.9 million for the six months ended June 30, 2024, as compared to $6.7 million for the six months ended June 30, 2023. The increase in research and development expenses was primarily related to costs associated with the ongoing Clinical Phase 1 of our lead program GT-02287 for the treatment of Parkinson’s Disease.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million to $5.6 million for the six months ended June 30, 2024, as compared to $6.2 million for the six months ended June 30, 2023. The decrease in general and administrative expenses for the period was primarily attributable to a decrease in legal and professional fees relating to general corporate matters and a decrease in share-based compensation expenses.

Foreign exchange gain(loss), net

Foreign exchange gain, net increased by $0.3 million to $0.2 million for the six months period ended June 30, 2024, from negative $0.1 million for the six months period ended June 30, 2023. The increase is mainly attributable to the forex exchange dynamics between the Swiss Franc and the US dollar.

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

As of June 30, 2024, and December 31, 2023, we had $16.9 million and $16.8 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $72.9 million and $60.8 million, respectively. We had indebtedness of $0.5 million and $0.6 million as of June 30, 2024, and December 31, 2023, respectively. Our cash and cash equivalents available as of June 30, 2024, are expected to be sufficient to fund our anticipated operating and capital requirements into the second quarter of 2025 and will not be sufficient to finance the Company’s operations for one year from the issuance of the financial statements included in this Quarterly Report Form 10-Q. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of June 30, 2024, we did not maintain any lines of credit or equity capital committed for funding.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2024	2023

Cash used in operating activities	$(9,342,986)	$(9,238,779)
Cash provided by investing activities	5,020,955	5,152,086
Cash provided by financing activities	9,890,560	2,946,272
Effect of exchange rate changes	(429,381)	149,733
Net increase/(decrease) in cash, cash equivalents and restricted cash	$5,139,148	$(990,688)

Cash Flows from Operating Activities

During the six months ended June 30, 2024 and 2023, we used $9.3 million and $9.2 million of cash, respectively, in operating activities, primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $5.0 million, primarily due to maturity of marketable securities.

During the six months ended June 30, 2023, net cash provided by investing activities was $5.1 million, primarily due to maturity of marketable securities for $7.1 million partially offset by the purchase of marketable securities for $2.0 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $9.9 million mainly related to the following: $10.0 million provided by net proceeds from issuance of shares and warrants in public offering, $0.1 million provided by the exercise of public warrants, partially offset by negative $0.2 million of deferred offering costs that have been paid in the first quarter of 2024.

During the six months ended June 30, 2023, cash provided by financing activities was $2.9 million, mainly related to the ATM Program.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	there is substantial doubt about our ability to continue as a going concern. We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	our ability to regain and maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;
◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have started testing one of our product candidates in clinical trials. Success in preclinical studies or early clinical trials may not be indicative of results obtained in later clinical trials;
◾	clinical trials required for our product candidates are expensive and time-consuming, and their outcomes are uncertain;
◾	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
◾	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, (including class actions) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
◾	global and macroeconomic conditions, including worldwide economic, political and social instability could adversely affect our revenue, financial condition, or results of operations.

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

We have recently completed a first-in-human Phase 1 clinical trial in healthy volunteers for our Parkinson’s disease program in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice. Therefore, later stage clinical trials designed to determine that GT-02287 is safe and effective for the purposes of FDA approval will be conducted in part in the U.S. The Phase 1 study was performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Some of the disorders we seek to treat have low prevalence    and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors.

Genetically defined disorders generally have low incidence and prevalence. We expect to rely in part on relationships with clinical centers of excellence, key opinion leaders and patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients. Patient enrollment may be affected by other factors including:

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

Additionally, the reported number of people in some of the indications we aim to treat, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final approved product labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We have concentrated our efforts and research and development activities on our novel small molecules for potential treatment of rare and genetic diseases and on more prevalent neurodegenerative diseases caused by protein misfolding and Magellan™, our target identification platform. Our future success depends on the successful development of such product candidates, including our ability to successfully complete IND-enabling and GLP-compliant preclinical studies, and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing small molecules of this type that can cross the blood-brain barrier generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their therapeutic development efforts may increase skepticism in the marketplace regarding the potential for potential therapeutics. There are currently no companies with approved disease modifying small molecule drugs for these indications that have the ability to cross the blood-brain barrier.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we are currently focusing primarily on development of our Parkinson’s program. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain.

To obtain FDA or comparable foreign regulatory authority approval to market a new pharmaceutical product, we must demonstrate proof of safety and effectiveness in humans. To meet these requirements, we must conduct “adequate and well controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per study. Delays in clinical trials for our product candidates may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of stable and qualified materials under current good manufacturing practices (“cGMPs”) for use in clinical trials; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients, which is a common issue in studies for rare disorders such as some of the indications we are currently pursuing; modification of clinical trial protocols; changes in regulatory requirements for clinical trials; the lack of effectiveness during clinical trials; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical trials due to the investigatory authority responsible for overseeing the trial at a particular trial site; and government or regulatory delays or “clinical holds” requiring suspension or termination of the studies.

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

Because of this lack of experience, any clinical trials we may conduct may not be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or CROs. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

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

In the European Union (the “EU”), Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan drug by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b)  the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

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

Following completion of clinical trials, the results are evaluated and, depending on the outcome, a New Drug Application  (“NDA”) is submitted to the FDA to obtain the FDA’s approval of the product and authorization to commence commercial marketing. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study and other commitments or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs: six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final review by the FDA and action varies greatly but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA is approved. Comparable procedures and limitations are applicable in the EU and in other jurisdictions.

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

The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

●	cost-effectiveness;
●	the safety and effectiveness of our products, including any significant potential side effects as compared to alternative products or treatment methods;
●	the timing of market entry as compared to competitive products;
●	the rate of adoption of our products by doctors and nurses;
●	product labeling or product insert required by the FDA and comparable foreign regulatory authorities for each of our products;
●	reimbursement policies of government and third-party payors, and the willingness of patients to pay out of pocket in the absence of adequate third-party payor coverage and reimbursement;
●	effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and
●	unfavorable publicity concerning our products or any similar products.

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

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2025, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

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

In addition, the Patent and Trademark Office (the “PTO”) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the innovations specifically exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated, which could deprive us of rights necessary for the successful commercialization of our product candidates.

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

Stock market volatility and declines in the price of our common stock also increase the likelihood that we may fail to meet the minimum stock price requirement of $1.00 for continued listing on the Nasdaq Global Market. If the Nasdaq Global Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences, including:

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

We are not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities (“MVLS”) requirement of $50 million. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the Nasdaq Global Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On July 11, 2024, we received a letter (the “Notice”) from Nasdaq notifying us that, for the for the 30-business day period ended July 10, 2024, we had not met the $50 million minimum market value of listed securities required to maintain continued listing as set forth in Nasdaq Marketplace Rule 5450(b)(2)(A) (the “MVLS Rule”).

As provided in the Nasdaq rules, we have 180 calendar days, or until January 7, 2025 (the “Compliance Date”), to regain compliance. To regain compliance, the market value of our listed securities must close at $50 million or more for a minimum of 10 consecutive business days at any time prior to January 7, 2025.  In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date or we are not able to continue to meet other continued listing standings, including the minimum bid price of $1.00, Nasdaq will notify the Company that its securities are subject to delisting, at which point the Company may appeal the delisting determination to a Nasdaq hearings panel.

The Notice has no effect at this time on the listing of the Company’s securities on Nasdaq. The Company intends to actively monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options including applying for a transfer to The Nasdaq Capital Market to resolve the deficiency and regain compliance with the requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq Global, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq Global listing standards or satisfy the requirements necessary to transfer the listing of its securities to The Nasdaq Capital Market.

If our common stock were delisted from the Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock.

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Global Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to remain listed on the Nasdaq Global Market, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Global Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Global Market or another national exchange’s listing requirements.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
4.1	Form of Pre-Funded Warrant	8-K	001-40237	4.1	6/14/2024
4.2	Form of Underwriter Warrant	8-K	001-40237	4.2	6/14/2024
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the iXBRL document)

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

GAIN THERAPEUTICS, INC.
(Registrant)

August 8, 2024	By: /s/ Gene Mack
Date	Gene Mack
Chief Financial Officer and Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

August 8, 2024	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Finance Vice President
(Principal Accounting Officer)