Form 10-Q
period 2024-09-30
Gain Therapeutics, Inc.
filed 2024-11-14
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, the registrant had 26,525,068 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	our ability to continue as a going concern and our needs for additional financing;
●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to accurately estimate anticipated operating losses, expenses, future revenues, capital requirements, including our anticipated cash runway;
●	the success of our efforts, and those of our advisors, in exploring, and possibly executing on, our strategic alternatives, while preserving our cash balance to the extent practicable;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Magellan™ platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use certain components of the Magellan™ platform;
●	our ability to identify, recruit and retain key personnel;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	the impact of liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and the conflict between Hamas and Israel; and
●	other factors and assumptions described in this Quarterly Report.

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

Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$12,049,522	$11,794,949
Marketable securities - current	—	4,999,704
Tax credits	373,726	242,577
Prepaid expenses and other current assets	1,318,092	741,638
Total current assets	$13,741,340	$17,778,868

Non-current assets:
Property and equipment, net	$119,610	$125,962
Internal-use software	156,256	193,375
Operating lease - right of use assets	281,578	459,215
Restricted cash	33,873	34,021
Long-term deposits and other non-current assets	33,007	17,890
Total non-current assets	624,324	830,463
Total assets	$14,365,664	$18,609,331

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,098,453	$1,318,965
Operating lease liability - current	178,781	229,693
Other current liabilities	2,491,254	2,160,366
Deferred income - current	708,027	1,122,138
Loans - current	118,280	118,797
Total current liabilities	$4,594,795	$4,949,959

Non-current liabilities:
Defined benefit pension plan	$323,266	$307,454
Operating lease liability - non-current	96,222	229,855
Deferred income - non-current	65,869	94,786
Loans - non-current	376,130	449,053
Total non-current liabilities	861,487	1,081,148
Total liabilities	$5,456,282	$6,031,107

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 25,962,246 issued and outstanding as of September 30, 2024; 16,206,680 issued and outstanding as of December 31, 2023.	2,596	1,621
Additional paid-in capital	86,090,657	73,113,079
Accumulated other comprehensive income	242,810	247,241
Accumulated deficit	(60,783,717)	(38,516,197)
Loss for the period	(16,642,964)	(22,267,520)
Total stockholders’ equity	8,909,382	12,578,224
Total liabilities and stockholders’ equity	$14,365,664	$18,609,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Collaboration revenues	$—	$—	$—	$55,180
Other income	—	—	—	—
Total revenues	$—	$—	$—	$55,180

Operating expenses:
Research and development	(2,621,722)	(2,367,482)	(9,566,259)	(9,146,630)
General and administrative	(1,837,242)	(2,517,523)	(7,453,229)	(8,754,453)
Total operating expenses	(4,458,964)	(4,885,005)	(17,019,488)	(17,901,083)

Loss from operations	$(4,458,964)	$(4,885,005)	$(17,019,488)	$(17,845,903)

Other income/(expense):
Interest income, net	105,405	106,000	305,239	387,964
Foreign exchange gain/(loss), net	(121,139)	82,198	103,362	(20,839)
Loss before income tax	$(4,474,698)	$(4,696,807)	$(16,610,887)	$(17,478,778)

Income tax	(10,994)	(21,456)	(32,077)	(64,773)

Net loss	$(4,485,692)	$(4,718,263)	$(16,642,964)	$(17,543,551)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.17)	$(0.37)	$(0.78)	$(1.42)
Weighted average common shares - basic and diluted	26,531,747	12,701,401	21,273,422	12,342,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(4,485,692)	$(4,718,263)	$(16,642,964)	$(17,543,551)
Unrealized gain/(loss) on available-for-sale securities	—	30,025	4,974	72,040
Defined benefit pension plan	1,301	(642)	3,477	(2,012)
Foreign currency translation	229,047	(73,046)	(12,882)	(14,995)
Other comprehensive income/(loss)	230,348	(43,663)	(4,431)	55,033
Comprehensive loss	$(4,255,344)	$(4,761,926)	$(16,647,395)	$(17,488,518)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Nine Months Ended September 30, 2024	Shares	Amounts			Deficit
Balance as of December 31, 2023	16,206,680	$1,621	$73,113,079	$247,241	$(60,783,717)	$12,578,224
Stock-based compensation (Note 14)	61,794	5	1,930,344	—	—	1,930,349
Exercise of stock options (Note 14)	15,983	2	57,709	—	—	57,711
Exercise of warrants (Note 13)	1,797,380	180	113,621	—	—	113,801
Issuance of shares in at-the-market (ATM) offering (Note 13)	426,786	42	615,473	—	—	615,515
Issuance of shares and warrants in public offering (Note 13)	7,453,623	746	10,260,431	—	—	10,261,177
Defined benefit pension plan (Note 10)		—	—	3,477	—	3,477
Foreign currency translation		—	—	(12,882)	—	(12,882)
Net unrealized gain on available for sale securities (Note 4)		—	—	4,974	—	4,974
Net loss		—	—	—	(16,642,964)	(16,642,964)
Balance as of September 30, 2024	25,962,246	2,596	86,090,657	242,810	(77,426,681)	8,909,382

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended September 30, 2024	Shares	Amounts			Deficit
Balance as of June 30, 2024	25,172,573	$2,518	$84,710,747	$12,462	$(72,940,989)	$11,784,738
Stock-based compensation (Note 14)	25,811	2	352,015	—	—	352,017
Exercise of stock options (Note 14)		—	—	—	—	—
Exercise of warrants (Note 13)		—	—	—	—	—
Issuance of shares in at-the-market (ATM) offering (Note 13)	426,786	42	615,473	—	—	615,515
Issuance of shares and warrants in public offering (Note 13)	337,076	34	412,422	—	—	412,456
Defined benefit pension plan (Note 10)		—	—	1,301	—	1,301
Foreign currency translation		—	—	229,047	—	229,047
Net unrealized gain on available for sale securities (Note 4)		—	—	—	—	—
Net loss		—	—	—	(4,485,692)	(4,485,692)
Balance as of September 30, 2024	25,962,246	2,596	86,090,657	242,810	(77,426,681)	8,909,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		APIC	AOCI	Accumulated	Total
Nine Months Ended September 30, 2023	Shares	Amounts			Deficit
Balance as of December 31, 2022	11,883,368	$1,189	$57,358,895	$35,627	$(38,516,197)	$18,879,514
Stock-based compensation	159,362	15	2,792,523	—	—	2,792,538
Issuance of shares in at-the-market (ATM) offering	740,131	74	3,147,159	—	—	3,147,233
Defined benefit pension plan		—	—	(2,012)	—	(2,012)
Foreign currency translation		—	—	(14,995)	—	(14,995)
Net unrealized gain on available for sale securities		—	—	72,040	—	72,040
Net loss		—	—	—	(17,543,551)	(17,543,551)
Balance as of September 30, 2023	12,782,861	1,278	63,298,577	90,660	(56,059,748)	7,330,767

	Common Stock		APIC	AOCI	Accumulated	Total
Three Months Ended September 30, 2023	Shares	Amounts			Deficit
Balance as of June 30, 2023	12,632,327	$1,263	$62,298,733	$134,323	$(51,341,485)	$11,092,834
Stock-based compensation	91,962	9	842,815	—	—	842,824
Issuance of shares in at-the-market (ATM) offering	58,572	6	157,029	—	—	157,035
Defined benefit pension plan		—	—	(642)	—	(642)
Foreign currency translation		—	—	(73,046)	—	(73,046)
Net unrealized loss on available for sale securities		—	—	30,025	—	30,025
Net loss		—	—	—	(4,718,263)	(4,718,263)
Balance as of September 30, 2023	12,782,861	1,278	63,298,577	90,660	(56,059,748)	7,330,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023

Operating activities:
Net loss	$(16,642,964)	$(17,543,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,764	59,990
Stock-based compensation expense	2,030,830	2,703,967
Other non-cash items	(410,461)	(247,491)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(741,103)	25,018
Accounts payable and other liabilities	332,959	333,622
Defined benefit pension plan	(93,069)	(762)
Deferred income	41,853	1,463,713
Total changes in operating assets and liabilities	(459,360)	1,821,591
Cash used in operating activities	(15,419,191)	(13,205,494)

Cash flows from investing activities:
Purchase of property and equipment and internal use of software	(21,548)	(15,339)
Purchases of marketable securities	—	(1,956,350)
Maturity of marketable securities	5,042,502	9,052,500
Cash provided by/(used in) investing activities	5,020,954	7,080,811

Cash flows from financing activities:
Net proceeds from issuance of shares in at-the-market (ATM) offering (Note 13)	615,515	3,147,233
Net proceeds from issuance of shares and warrants in public offering (Note 13)	10,261,177	—
Net proceeds from the exercise of Warrants (Note 13)	113,801	—
Net proceeds from the exercise of Stock Options (Note 14)	57,711	—
Payments of deferred offering costs (Note 13)	(280,867)	—
Payments of current portion of long-term debt (Note 11)	(68,099)	(66,488)
Cash provided by/(used in) financing activities	$10,699,238	$3,080,745
Effect of exchange rate changes	(46,576)	5,155
Net increase/(decrease) in cash, cash equivalents and restricted cash	$254,425	$(3,038,783)
Cash, cash equivalents and restricted cash at beginning of period	11,828,970	7,342,429
Cash, cash equivalents and restricted cash at end of period	$12,083,395	$4,303,646

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

The interim financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended September 30, 2024 and 2023.

The results for the periods ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report.

The accompanying interim financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2024, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

In accordance with ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and, cash equivalents of $12 million will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the second quarter of 2025.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The Company’s functional currency is U.S dollars (“USD”). The functional currencies of the Company’s foreign operations are the local currencies (Swiss Franc in Switzerland, Euro in Spain and Australian Dollar in Australia). Assets and liabilities reported in the consolidated balance sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the consolidated statement of operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of September 30, 2024, and December 31, 2023, accumulated currency translation adjustment recorded in accumulated other comprehensive income/(loss) amounted to a gain of $395,605 and $408,487, respectively.

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

Capitalized Software Development Costs

The Company capitalizes the costs of software obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs consist of costs incurred during the development stage and include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred. As of September 30, 2024, and December 31, 2023, internal-use software amount to $156 thousand and $193 thousand, respectively, and refer to the external and internal costs incurred in the development of the Company’s enterprise resource planning system.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the periods ended September 30, 2024 and 2023 was $35 thousand and $34 thousand, respectively.

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

Research Grants

Under the terms of the research and development grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded when there is reasonable assurance of collection and based on management’s best estimate of the periods in which the related expenditures are incurred, and activities performed and are classified in the consolidated statement of operations as a reduction to research and development expenses. The reduction of research and development expenses related to research grants was $0.7 million and $0.2 million for the nine months ended September 30, 2024, and 2023, respectively.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of September 30, 2024 and December 31, 2023, common stock equivalents consisted of stock options, RSUs, PRSUs and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

Cash, cash equivalents and restricted cash are broken down as follows:

	September 30,	December 31,
	2024	2023
Cash	4,774,859	5,027,658
Money market	7,274,663	6,767,291
Total cash and cash equivalents	$12,049,522	$11,794,949
Restricted cash	$33,873	$34,021

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

4. Marketable Securities

As of September 30, 2024 and December 31, 2023, the Company reports nil and $5.0 million of marketable securities, respectively, within current assets, related to United States Treasury Securities (“USTS”). The USTS in the portfolio have reached their final maturity in April 2024.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2024	2023
Tax credits	373,726	242,577

Prepaid and deferred expenses	1,141,261	608,638
Prepaid D&O insurance costs	176,831	133,000
Total prepaid expenses and other current assets	$1,318,092	$741,638

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

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
Computer	$106,331	$83,894
Furniture and fixtures	62,580	62,825
Leasehold improvements	33,958	33,992
Laboratory instruments	38,399	38,048
Total property and equipment	$241,268	$218,759
Less: accumulated depreciation	(121,658)	(92,797)
Property and equipment, net	$119,610	$125,962

Property and equipment consist of computers, furniture and fixtures, lab instruments. No disposals, nor impairments occurred during the periods. Depreciation has been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, based on their estimated economic lives. Depreciation expense for the nine months ended September 30, 2024, and 2023 was $28 thousand and $26 thousand, respectively.

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

	September 30,	December 31,
	2024	2023
Operating Lease
Operating lease- right of use assets	$281,578	$459,215

Operating lease liability - current	$178,781	$229,693
Operating lease liability - non-current	$96,222	$229,855
Weighted average remaining lease term - years	1.62	2.25
Weighted average discount rate	1.49	1.51

The operating lease expenses are reported as follows:

	September 30,	September 30,
	2024	2023
Research and development	106,110	106,172
General and administrative	79,395	77,804
Total operating lease costs	$185,505	$183,976

The future minimum lease payments for the Company’s operating leases as of September 30, 2024, are as follows:

Fiscal Year	Operating Leases
September 30, 2025	181,587
September 30, 2026	92,152
September 30, 2027	4,815
Total future minimum lease payments	278,554
Less amount representing interest or imputed interest	3,551
Present value of lease liabilities	$275,003

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of September 30, 2024, and December 31, 2023, accounts payable amounted to $1.1 million and $1.3 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities and Deferred Income

Other current liabilities and deferred income consist of the following as of September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
Payable for social security and withholding taxes	$260,360	$368,345
Accrued payroll	1,536,082	726,474
Accrued expenses	673,811	1,016,582
Tax provision	21,001	48,965
Total other current liabilities	$2,491,254	$2,160,366
Deferred income	773,896	1,216,924
Total other current liabilities and deferred income	$3,265,150	$3,377,290

Accrued payroll refers to accruals for year-end bonuses, accrued vacations, overtime and other payroll related accruals.

Accrued expenses refer to invoices to be received from vendors for services performed and not yet billed.

Tax provision refers to a tax payable due to the Spanish Tax Authorities related to taxable income generated in Spain.

Deferred income refers to the upfront payment that the Company has received after the successful application regarding research and development grants with Innosuisse.

10. Pension Obligations

Net pension obligation related to the Company’s defined benefit pension plan refers only to Swiss employees and as of September 30, 2024, and December 31, 2023, can be summarized as follows:

	September 30,	December 31,
	2024	2023
Reconciliation of funded status:
Funded status beginning of period	$(307,454)	$(157,580)
Expense	(113,067)	(149,309)
Employer contribution	93,069	143,599
Translation differences	709	(16,563)
Change in accumulated other comprehensive income	3,477	(127,601)
Funded status at end of period	$(323,266)	$(307,454)

Component of net periodic pension costs:
Service cost	$106,956	$144,565
Interest cost	11,117	19,264
Expected return on plan assets	(8,342)	(11,786)
Amortization of (gain)/losses	6,183	-
Amortization of prior service cost	(2,847)	(2,734)
Total	$113,067	$149,309

Service cost is reported in general and administrative expenses. All other components of net period costs are reported in interest income, net in the consolidated statement of operations.

11. Loans

In August 2020, the Company obtained a CHF 638,000 ($700,221 at the historical foreign exchange rate) nine-year loan, due in quarterly installments with payments commencing on December 31, 2021, and ending on September 30, 2029. The loan was part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, bears no interest and there were no issuance costs. The Company accounts for this loan at face value, which is deemed to approximate the related fair value.

The future payments under the loan are reported in the table below:

		September 30,
	Total	2025	2026	2027	2028	2029
Loan	$494,410	118,280	94,624	94,624	94,624	92,258

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

	Fair value measurement at reporting date
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(level 1)	(level 2)	(level 3)
September 30, 2024:
Assets
Cash equivalents:
Money market funds	7,274,663	—	—
Total cash equivalents	$7,274,663	$—	$—

Total financial assets	$7,274,663	$—	$—

December 31, 2023:
Assets
Marketable securities available for sale
Debt securities - U.S. government treasury securities, current	4,999,704	—	—
Total marketable securities available for sale	$4,999,704	$—	$—

Cash equivalents:
Money market funds	6,767,291	—	—
Total cash equivalents	$6,767,291	$—	$—

Total financial assets	$11,766,995	$—	$—

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

13. Common, Preferred Stock and Warrants

As of September 30, 2024, and December 31, 2023, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of September 30, 2024, and December 31, 2023, there were 25,962,246 and 16,206,680 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

At the market offering

In May 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald, Inc. (“Cantor”), pursuant to which the Company was able to sell from time to time, through the agent, Cantor, shares of common stock, having an aggregate offering price of up to $16.0 million (the “ATM Program”). For the year ended December 31, 2023, the Company sold an aggregate of 862,535 shares of common stock under the ATM Program at an average selling price of $4.60 per share for aggregate gross proceeds of $3.9 million (of which $0.4 million reflect sales commissions and other offering expenses). The Cantor Sales Agreement was terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023 as described below.

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million through Oppenheimer (the “2024 ATM Program”). The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the nine months ended September 30, 2024, the Company has sold an aggregate of 426,786 shares of commons stock at an average selling price of $1.72 per share under the 2024 ATM Program, raising gross proceeds of $0.73 million, which includes $0.12 million is sales and commissions and other offering expenses.

Public and private Offering November 2023

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

In connection with the public offering that occurred in November 2023, the Company also issued 178,150 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 per share to the Underwriter as a consideration for the services provided (the “2023 Underwriter Warrants”). The 2023 Underwriter Warrants provide for cash-less exercise.

In a private placement completed concurrently with the public offering from November 2023 described above, the Company also issued to accredited investors 744,026 shares of its common stock, 1,756,062 pre-funded warrants (the, to purchase an equal amount of its common stock at the nominal exercise price of $0.0001 and private warrants to purchase 2,500,088 shares of its common stock (the “Private Warrants”). The Private Warrants were sold at the rate of one warrant for every share of common stock (or pre-funded warrant in lieu thereof) purchased in the private placement. The private placement price per share (or pre-funded warrant in lieu thereof) and accompanying Private Warrant to purchase one share of common stock was $2.00 per set of securities sold privately.

In connection with the private placement from November 2023, the Company also issued 175,006 warrants to purchase an equal amount of its common stock at an exercise price of $2.75 to the placement agent as a consideration for the services provided. These warrants provide for cash-less exercise.

The public offering and the concurrent private placement that were finalized in the fourth quarter of the year ended December 31, 2023, resulted in combined gross proceeds of $10.1 million, which includes $1.2 million of underwriting commissions, placement agent’s fees and other expenses connected with the financing round.

Public Offering June 2024:

In June 2024, the Company completed the public offering of 7,116,547 shares of its common stock and 1,031,602 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of its common stock at the nominal exercise price of $0.0001. The public offering price was $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold, minus $0.0001.

As part of the public offering, the Company granted the underwriter an over-allotment option to purchase up to an additional 1,222,222 shares of its common stock, at the public offering price of $1.35, less underwriting discounts and commissions. In July 2024, the underwriter partially exercised the over-allotment option and purchased an additional 337,076 shares of the Company’s common stock at the offering price mentioned above. The over-allotment option expired as of the end of July 2024.

In connection with the public offering, the Company also issued 593,965 warrants to purchase an equal amount of its common stock at an exercise price of $1.6875 per share to the Underwriter as a consideration for the services provided (the “2024 Underwriter Warrants”). The 2024 Underwriter Warrants provide for cash-less exercise.

The public offering that was finalized in 2024 resulted in gross proceeds of $11.5 million, which include $1.2 million of underwriting commissions and other expenses connected with the financing round. The fair value of the shares of common stock issued in the offering has been recorded in APIC and the totality of the gross proceeds has been allocated to the shares of common stock issued.

The fair market value of the Underwriter Warrants that have been issued in connection with the public offering that occurred in fiscal year 2024 has been calculated using the Black-Scholes option pricing model, while the fair market value of the pre-funded warrants has been determined as the spread between the price paid by investors and the closing price of our stock at Grant Date. The 2024 Underwriter Warrants were recorded within APIC as they represent compensation associated with the financing round, for $0.3 million. Below is a table that summarizes the assumptions that have been used in the calculation:

	Nine Months Ended September 30, 2024
	2024 Pre Funded	2024 Underwriter
	Warrants	Warrants
Market Price at Grant Date	$1.32	$1.32
Volatility	—%	73.47%
Expected term (years)	—	2.75
Risk-free interest rate	—%	4.28%
Expected dividend yield	—	—

Grant date fair value per share	$—	$0.56

Warrants:

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2024:

			Warrants
	Weighted Average	Warrants	Exercisable
Expiration Date	Exercise Price	Outstanding	as of September 30, 2024
May 6, 2025	$13.75	200,000	200,000
July 20, 2025	$5.07	225,387	225,387
November 24, 2028	$2.75	4,084,426	4,084,426
June 17, 2029	$1.69	593,965	—
Pre-funded warrants	$—	1,031,602	1,031,602
Outstanding as of September 30, 2024	$2.63	6,135,380	5,541,415

The following table summarizes the Company’s warrants activity for the nine months ended September 30, 2024:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2023	6,307,193	$2.42
Issued:
Pre-funded Warrants	1,031,602	$—
2024 Underwriter Warrants	593,965	$1.69
Exercised:
Pre-funded Warrants	(1,756,062)	$—
Public Warrants	(41,318)	$2.75
Outstanding as of September 30, 2024	6,135,380	$2.63

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2023	2,574,299	$3.06	$4.52
Options granted	1,402,500	2.47	3.98
Options exercised	(15,983)	2.62	3.61
Options cancelled/forfeited	(792,471)	3.01	4.32
Options outstanding as of September 30, 2024	3,168,345	$2.81	$4.34

As of September 30, 2024, unrecognized compensation costs associated with the stock options grants was $3.2 million and will be recognized over a period of 3.5 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the periods ended September 30, 2024 and 2023 were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2024		2023
Grant date fair value	$2.47		$3.40
Volatility	66%	%	77%
Expected term (years)	5.64		6.60
Risk-free interest rate	4.23%	%	3.49%
Expected dividend yield	—		—

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the nine months ended September 30, 2024:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value per Share
Outstanding as of December 31, 2023	493,799	$2.54
Granted	25,000	4.37
Vested	(61,794)	4.25
Cancelled/forfeited	(354,303)	1.91
Outstanding as of September 30, 2024	102,702	$4.12
Total unrecognized expense remaining	$246,280
Years expected to be recognized over	2.50

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Research and development	275,408	250,462	744,896	660,220
General and administrative	82,097	565,539	1,285,934	2,043,747
Total stock-based compensation	$357,505	$816,001	$2,030,830	$2,703,967

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Options to purchase common stock	3,175,383	2,599,751	3,114,909	2,349,432
RSUs, PRSUs	102,984	565,024	302,647	498,463
Warrants to purchase common stock	5,099,889	425,387	4,746,330	425,387

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

As of September 30, 2024 and December 31, 2023, there were no receivables and payables, revenues or expenses with Minoryx.

17. Commitments and Contingencies

Commitments:

As of September 30, 2024, the Company had research commitments for $4.0 million for activities that will be performed within one year.

Contingencies:

The Company records a provision for its contingent obligations when it is probable that a loss will be incurred, and the amount of the loss can be reasonably estimated. On September 18, 2024, Matthias Alder (“Alder”), the Company’s former Chief Executive Officer, filed litigation against the Company in the Circuit Court of Maryland for Montgomery County. Mr. Alder’s employment was terminated on June 25, 2024. In connection with the litigation, as of September 30, 2024, the Company has made an accrual of $0.53 million, which represents management’s best estimate over the dollar amount that will have to be ultimately recognized as severance benefit.

18. Subsequent Events

On October 21, 2024, the Company received a letter from the Nasdaq Stock Market notifying the Company that it was determined that for 10 consecutive business days, from October 7, 2024, to October 18, 2024, the Company’s market value of listed securities had been $50.0 million or greater. Accordingly, the Company regained compliance with Listing Rule 5450(b)(2)(A) and the matter that was raised with the Nasdaq Notice that was received on July 11, 2024, is now closed.

From September 30, 2024, through October 31, 2024, the Company has sold an aggregate of 562,822 shares of common stock through the “2024 ATM Program” at an average selling price of $2.30.

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

Our clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. We have generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increasing dopamine levels, restoring locomotor and cognitive function, and reducing plasma-based neurodegeneration maker, neurofilament light chain (NfL), back to the level of control animals. In a Phase 1 first-in-human study (n = 72), GT-02287 was safe and generally well tolerated up to and including the highest planned dose level, enabling further development in GBA1 Parkinson’s patients. Additionally, administration of GT-02287 was associated with a mean increase in GCase activity of 53% among healthy volunteers at doses that were predicted to be in the therapeutic range based on preclinical models and will be carried forward in later stage trials of  GT-02287. The good safety and tolerability profile and the observed range of plasma exposure levels achieved after oral administration further bolster GT-02287’s best in-class potential.

In response to the current financing environment, we continue to streamline our operational plans to become more capital efficient and remain opportunistic in the pursuit of partnering opportunities for our pipeline programs, including our lead program in Parkinson’s disease.

We continue to monitor the impacts on our operations and access to financing of global and worsening macroeconomic conditions, such as the war in Ukraine, the Hamas-Israel conflict, global geopolitical tension, exchange rate fluctuations, supply chain disruptions, liquidity concerns and increases in commodity, energy and fuel prices.

Recent Developments

On September 30, 2024, we announced results from a Phase 1 study of GT-02287 in healthy volunteers. The Phase 1 study enrolled 72 healthy volunteers, males and females, up to the age of 64 years. GT-02287 demonstrated favorable safety and tolerability up to and including the highest planned dose levels across all age groups (approximately 25% of which were over the age of 40 years), plasma exposure in the projected therapeutic range, CNS exposure, and target engagement and modulation of GCase enzyme evidenced by a mean increase in GCase activity of 53% in patients who received GT-02287 at doses that will be further evaluated in upcoming later stage clinical trials.

On October 7, 2024, we announced the presentation of preclinical GT-02287 data at Neuroscience 2024. In GBA1-PD and idiopathic PD models, GT-02287 was shown to rescue deficits in neuromuscular function and motor coordination in both models as well as to prevent the development of deficits in cognition and activities of daily living. Notably, withdrawal of GT-02287 for more than one week did not significantly affect performance in any of the tests, suggesting a disease modifying effect. GT-02287 was also shown to improve mitochondrial function, reducing mitochondrial reactive oxygen species (ROS) through stabilization of mitochondrial complex 1 and providing a neuroprotective effect in GBA1-PD models. Lastly, in a Tau model of Alzheimer’s Disease GT-02287 was shown to prevent Tau accumulation in human fibroblast cellular models expressing both wild type and mutated versions of GBA1.

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

In the second quarter of fiscal year 2022, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which we were able to offer and sell shares of our common stock having an aggregate offering of up to $16.0 million from time to time through or to Cantor, acting as our agent or principal, in a series of one or more at-the-market equity offerings. During the year ended December 31, 2023, we sold an aggregate of 862,535 shares of common stock at a weighted average price of $4.60 per share, raising gross proceeds of $3.9 million, which includes $0.4 million in sales and commissions and other offering expenses. The Sales Agreement was terminated in conjunction with the public offering and concurrent private placement of shares of the Company’s common stock in November 2023, as described below.

In the third quarter of fiscal year 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at its sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Oppenheimer (the “2024 ATM Program”). We will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. During the nine months period ended September 30, 2024, we sold an aggregate of 426,786 shares of our common stock at a weighted average price of $1.72 per share under the 2024 ATM Program, raising gross proceeds of $0.73 million, which includes $0.12 million is sales and commissions and other offering expenses.

In November 2023, we completed the public offering of 2.5 million shares of our common stock and warrants to purchase 1.3 million shares of our common stock. The warrants have an exercise price of $2.75 per share and were sold at the rate of one warrant for every two shares of common stock purchased in the public offering. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of commons stock was $4.01 (with an effective price of $2.00 per share and $0.01 per warrant). In a private placement that was completed concurrently with the public offering we also issued to accredited investors 2.5 million of shares of our common stock (or pre-funded warrants in lieu thereof) and private warrants to purchase 2.5 million shares of our common stock with an exercise price of $2.75 per share. The private offering price per share and accompanying warrant in the private placement was $2.00 per set of securities sold privately. The public offering and the concurrent private placement resulted in combined gross proceeds of $10.1 million, which includes $1.2 million of underwriting commissions, placement agent’s fees and other expenses connected with the financing round. As of December 31, 2023, $0.9 million of the costs associated with the financing round had already been paid or deducted from the gross proceeds, while the remaining amount has been paid in the first quarter of 2024. Additionally, a total of 353,156 warrants to purchase an equal amount of our common stock at an exercise price of $2.75 per share were granted to the underwriter and the placement agent associated with the offerings as consideration for the services provided, which provide for cash-less exercise.

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

As part of the public offering in June 2024, we granted the underwriter an over-allotment option to purchase up to an additional 1,222,222 shares of our common stock, at the public offering price of $1.35, less underwriting discounts and commissions. In July 2024, the underwriter partially exercised the over-allotment option and purchased an additional 337,076 shares of our common stock at the offering price mentioned above. The exercise of the over-allotment option resulted in gross proceeds of $0.46 million, which includes $42 thousand of underwriting commissions and other expenses connected with the exercise of the option. We also issued 593,965 warrants to purchase an equal amount of our common stock at an exercise price of $1.6875 per share to the underwriter as a consideration for the services provided, which provide for cash-less exercise.

From inception through September 30, 2024, we have raised an aggregate of $86 million of gross proceeds through equity financing, including the issuance of convertible preferred stock, our initial public offering and previous sales under our ATM Programs.

As of September 30, 2024, we had cash and cash equivalents of $12 million. We have incurred recurring losses and negative cash flows from operations since inception and as of September 30, 2024 and December 31, 2023, had an accumulated deficit of $77.4 million and $60.8 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of September 30, 2024, and December 31, 2023, we had an accumulated deficit of $77.4 million and $60.8 million, respectively, and as of September 30, 2024, we had cash and cash equivalents of $12 million. During the nine months ended September 30, 2024, we incurred net losses of $16.6 million and generated negative cash flows from operations of $15.4 million. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the second quarter of 2025. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and Universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including share-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Preclinical activities, clinical activities and outside services	1,779,704	$1,316,741	$6,627,611	$5,664,401	$
Personnel expenses	1,085,922	1,051,710	3,385,106	3,154,579
Other	73,707	148,966	264,628	535,323
Research grants	(317,611)	(149,935)	(711,086)	(207,673)
Total research and development expenses	2,621,722	$2,367,482	$9,566,259	$9,146,630	$

We recognize research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We anticipate that our research and development expenses will increase substantially in future periods to support progress in our research and development activities, including the progressing of the clinical trials for product candidates we are developing. These increases will likely also result from expanded infrastructure and increased insurance costs. Such expenses are offset by contributions from research grants, which are recorded as a reduction to research and development expenses when we have reasonable assurance of collection and based on our best estimate of the periods in which the related expenditures are incurred.

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Revenues:
Collaboration agreements	—	—	—	—	55,180	(55,180)
Other income	—	—	—	—	—	—
Total revenues	$—	$—	$—	$—	$55,180	$(55,180)

Operating expenses:
Research and development	(2,621,722)	(2,367,482)	254,240	(9,566,259)	(9,146,630)	419,629
General and administrative	(1,837,242)	(2,517,523)	(680,281)	(7,453,229)	(8,754,453)	(1,301,224)
Total operating expenses	(4,458,964)	(4,885,005)	(426,041)	(17,019,488)	(17,901,083)	(881,595)

Loss from operations	$(4,458,964)	$(4,885,005)	$(426,041)	$(17,019,488)	$(17,845,903)	$(826,415)

Interest income, net	105,405	106,000	(595)	305,239	387,964	(82,725)
Foreign exchange gain/(loss), net	(121,139)	82,198	(203,337)	103,362	(20,839)	124,201
Loss before income tax	$(4,474,698)	$(4,696,807)	$(222,109)	$(16,610,887)	$(17,478,778)	$(867,891)

Income tax	(10,994)	(21,456)	(10,462)	(32,077)	(64,773)	(32,696)
Net loss	$(4,485,692)	$(4,718,263)	$(232,571)	$(16,642,964)	$(17,543,551)	$(900,587)

Net loss per ordinary share:
Basic and diluted loss per share	(0.17)	(0.37)	(0.20)	(0.78)	(1.42)	(0.64)
Weighted-average ordinary shares used in per share calculations – basic and diluted	26,531,747	12,701,401		21,273,422	12,342,031

Comparison of the Three Months Ended September 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $0.3 million to $2.6 million for the three months ended September 30, 2024, as compared to $2.3 million for the three months ended September 30, 2023. The increase in research and development expenses was primarily related to costs associated with the Clinical Phase 1 trial of our lead program GT-02287 for the treatment of Parkinson’s Disease. The increase in research and development expenses was partially offset by the higher recognition of research grant income for the three months period.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million to $1.8 million for the three months ended September 30, 2024, as compared to $2.5 million for the three months ended September 30, 2023. The decrease in general and administrative expenses for the period was primarily attributable to a decrease in legal and professional fees relating to general corporate matters and a decrease in stock-based compensation expenses.

Foreign exchange gain(loss), net

Foreign exchange loss, net increased by negative $0.2 million to negative $0.1 million for the three months ended September 30, 2024, as compared to positive $0.1 million for the three months ended September 30, 2023. The decrease was mainly attributable to the forex exchange dynamics between the Swiss Franc and the US dollar.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $0.4 million to $9.6 million for the nine months ended September 30, 2024, as compared to $9.2 million for the nine months ended September 30, 2023. The increase in research and development expenses was primarily related to costs associated with the Clinical Phase 1 of our lead program GT-02287 for the treatment of Parkinson’s Disease. The increase in research and development expenses was partially offset by the higher recognition of research grant income for the nine months period.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million to $7.5 million for the nine months ended September 30, 2024, as compared to $8.8 million for the nine months ended September 30, 2023. The decrease in general and administrative expenses for the period was primarily attributable to a decrease in legal and professional fees relating to general corporate matters and a decrease in stock-based compensation expenses.

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

As of September 30, 2024, and December 31, 2023, we had $12 million and $16.8 million in cash and cash equivalents and marketable securities, respectively, and an accumulated deficit of $77.4 million and $60.8 million, respectively. We had indebtedness of $0.5 million and $0.6 million as of September 30, 2024, and December 31, 2023, respectively. Our cash and cash equivalents available as of September 30, 2024, are expected to be sufficient to fund our anticipated operating and capital requirements until the end of second quarter of 2025 and will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Quarterly Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of September 30, 2024, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2024	2023

Cash used in operating activities	$(15,419,191)	$(13,205,494)
Cash provided by investing activities	5,020,954	7,080,811
Cash provided by financing activities	10,699,238	3,080,745
Effect of exchange rate changes	(46,576)	5,155
Net increase/(decrease) in cash, cash equivalents and restricted cash	$254,425	$(3,038,783)

Cash Flows from Operating Activities

During the nine months ended September 30, 2024 and 2023, we used $15.4 million and $13.2 million of cash, respectively, in operating activities, primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $5.0 million, primarily due to maturity of marketable securities.

During the nine months ended September 30, 2023, net cash provided by investing activities was $7.1 million, primarily due to maturity of marketable securities for $9.1 million partially offset by the purchase of marketable securities for $2.0 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $10.7 million mainly related to the following: $10.3 million provided by net proceeds from issuance of shares and warrants in public offering, $0.6 million provided by net proceeds from issuance of shares in at-the-market offering, $0.1 million provided by the exercise of public warrants, partially offset by negative $0.3 million of deferred offering costs that have been paid in the first quarter of 2024.

During the nine months ended September 30, 2023, cash provided by financing activities was $3.1 million, mainly related to the issuance of shares in at-the-market offering.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, share-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies,” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 18, 2024, Matthias Alder (“Mr. Alder”) filed suit against us in the Circuit Court of Maryland for Montgomery County (the “Litigation”).  On October 10, 2024, Mr. Alder amended the complaint in the Litigation to add Jeffrey Riley, a member of our board of directors, and Khalid Islam, Executive Chairman of the board of directors, as defendants. Mr. Alder served as our Chief Operating Officer and subsequently as Chief Executive Officer during his approximately two and a half year tenure with the Company beginning in October 2021. Mr. Alder’s employment with us was terminated on June 25, 2024. In connection with Mr. Alder’s departure, we entered into a separation and general release agreement with Mr. Alder on June 27, 2024 (the “Separation Agreement”). In his suit, Mr. Alder alleges, among other things, that we breached the Separation Agreement and employment agreement with Mr. Alder by failing to pay certain severance amounts as well as violating non-disparagement obligations to Mr. Alder in connection with the termination of his employment. The Company will appropriately respond to the Litigation and intends to vigorously defend itself in the matter. On October 31, 2024, the Company moved to compel arbitration and to stay the Litigation.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Quarterly Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

◾	there is substantial doubt about our ability to continue as a going concern. We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
◾	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
◾	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
◾	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;
◾	the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;
◾	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
◾	we have started testing one of our product candidates in clinical trials. Success in preclinical studies or early clinical trials may not be indicative of results obtained in later clinical trials;
◾	clinical trials required for our product candidates are expensive and time-consuming, and their outcomes are uncertain;
◾	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, and additional capital may not be available on favorable terms or at all, which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
◾	we are subject to extensive and costly government regulation;
◾	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
◾	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
◾	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, (including class actions) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
◾	global and macroeconomic conditions, including worldwide economic, political and social instability could adversely affect our revenue, financial condition, or results of operations.

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

We are an early clinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have commenced our first Phase 1 clinical trial but not yet successfully completed any clinical trials, manufactured our products candidates at commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates, if approved. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-

year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, among other factors described elsewhere in this Quarterly Report:

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

We have recently completed a first-in-human Phase 1 clinical trial in healthy volunteers for our Parkinson’s disease program in Australia. During a pre-IND meeting with FDA that is scheduled in December 2024 we will review all of the clinical and preclinical data we have recorded for GT-02287 thus far, including the first-in-human Phase 1 study, and discuss our plans to submit an IND application for US expansion of clinical development for GT-02287 in support of eventual marketing approval in the U.S. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice. Therefore, later stage clinical trials designed to determine that GT-02287 is safe and effective for the purposes of FDA approval will be conducted in part in the U.S. The Phase 1 study was performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates conducted outside of the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Our stock price has been highly volatile since our IPO and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in our preclinical studies and any other clinical development programs, including any delays related to the health epidemics or pandemics or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements of changes to our operational focus, including changes to the programs we are actively developing;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA or comparable foreign regulatory authority approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;

●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third-party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;
●	changes in accounting principles;
●	general economic, industry and market conditions, exchange rate fluctuations, supply chain disruptions and increasing commodity, energy and fuel prices;
●	the impact of political instability, natural disasters, events of terrorism and/or war, such as the war in Ukraine and the conflict between Hamas and Israel, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

We are currently listed on The Nasdaq Global Market. If we are unable to maintain listing of our securities on The Nasdaq Global Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Global Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

• the liquidity of our common stock;

• the market price of our common stock;

• our ability to obtain financing for the continuation of our operations;

• the number of institutional and general investors that will consider investing in our common stock;

• the number of investors in general that will consider investing in our common stock;

• the number of market makers in our common stock;

• the availability of information concerning the trading prices and volume of our common stock; and

• the number of broker-dealers willing to execute trades in shares of our common stock.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock

Our common stock is currently listed on the Nasdaq Global Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On July 11, 2024, we received a letter from Nasdaq notifying us that, for the for the 30-business day period ended July 10, 2024, we had not met the $50 million minimum market value of listed securities required to maintain continued listing as set forth in Nasdaq Marketplace Rule 5450(b)(2)(A) (the “MVLS Rule”).On October 21, 2024, we received a letter from Nasdaq that we had regained compliance with the MVLS Rule, and we are therefore currently in compliance with all Nasdaq listing requirements.

However, there can be no assurance that we will continue to maintain compliance with the MVLS Rule or other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, and employees and lead to fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
10.1	Distribution Agreement, dated September 6, 2024, by and between Gain Therapeutics, Inc. and Oppenheimer & Co. Inc.	8-K	001-40237	1.1	9/6/2024
10.2*+	Separation Agreement, dated June 27, 2024, between the Company and Matthias Alder.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the iXBRL document)

*Filed herewith.

+ Management contract or compensatory plan or arrangement.

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

GAIN THERAPEUTICS, INC.
(Registrant)

November 14, 2024	By: /s/ Gene Mack
Date	Gene Mack
Chief Financial Officer and Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

November 14, 2024	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Finance Vice President
(Principal Accounting Officer)