Form 10-Q
period 2025-03-31
Gain Therapeutics, Inc.
filed 2025-05-14
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, the registrant had 29,557,640 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim,” “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	our ability to continue as a going concern and our needs for additional financing;
●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to accurately estimate anticipated operating losses, expenses, future revenues, capital requirements, including our anticipated cash runway;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Magellan™ platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use certain components of the Magellan™ platform;
●	our ability to identify, recruit and retain key personnel;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act;

●	the impact of liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and the conflict between Hamas and Israel;
●	the impacts of changes to international trade policy, including tariff and customs regulations; and
●	other factors and assumptions described in this Quarterly Report.

You should read this Quarterly Report with the understanding that such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, actual industry results, or other actual results or events to differ materially from historical results, from any plans, intentions, or expectations disclosed in such forward-looking statements or from any future results, performance, achievements or other events expressed, suggested or implied by such forward-looking statements. Therefore, you should not rely on any forward-looking information or statements as predictors of future results or events. Factors that could cause or contribute to such differences in results and events include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. The effect of these factors is difficult to predict. In addition, factors other than these could also adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results or events to differ materially from those contained in any forward-looking statements.

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

Item 1. Condensed Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,070,102	$10,385,863
Tax credits	247,656	271,079
Prepaid expenses and other current assets	1,833,659	945,536
Total current assets	11,151,417	11,602,478

Noncurrent assets:
Property and equipment, net	97,509	103,619
Internal-use software, net	126,291	134,268
Operating lease right-of-use assets	183,664	219,715
Restricted cash	32,542	31,695
Long-term deposits and other noncurrent assets	32,641	32,109
Total noncurrent assets	472,647	521,406
Total assets	$11,624,064	$12,123,884

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,151,410	$946,259
Operating lease liability - current	148,674	160,913
Other current liabilities	2,397,386	2,441,761
Deferred grant income - current	217,841	252,211
Loans - current	113,121	110,177
Total current liabilities	5,028,432	3,911,321

Noncurrent liabilities:
Defined benefit pension plan	470,856	443,623
Operating lease liability - noncurrent	30,589	53,598
Deferred grant income - noncurrent	—	47,441
Loans - noncurrent	314,476	328,327
Total noncurrent liabilities	815,921	872,989
Total liabilities	$5,844,353	$4,784,310

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2025 and December 31, 2024	$—	$—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 28,746,041 and 27,132,588 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,875	2,713
Additional paid-in capital	91,621,667	88,779,318
Accumulated other comprehensive loss	(119,865)	(247,549)
Accumulated deficit	(81,194,908)	(60,783,717)
Loss of the period	(4,530,058)	(20,411,191)
Total stockholders’ equity	5,779,711	7,339,574
Total liabilities and stockholders’ equity	$11,624,064	$12,123,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$(2,257,010)	$(2,506,906)
General and administrative	(2,112,366)	(1,870,794)
Total operating expenses	(4,369,376)	(4,377,700)

Loss from operations	(4,369,376)	(4,377,700)

Other income (expense):
Interest income, net	40,413	115,303
Foreign exchange (loss) gain, net	(100,586)	268,077
Loss before income tax	(4,429,549)	(3,994,320)

Income tax	(100,509)	(19,874)

Net loss	$(4,530,058)	$(4,014,194)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.22)
Weighted average common stock - basic and diluted	28,685,417	17,978,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,530,058)	$(4,014,194)
Components of other comprehensive income (loss)
Unrealized gain on available-for-sale marketable securities	—	4,328
Changes in defined benefit pension plan obligation, net of tax	4,826	1,086
Foreign currency translation	122,858	(230,792)
Other comprehensive income (loss), net of tax	127,684	(225,378)
Comprehensive loss	$(4,402,374)	$(4,239,572)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	27,132,588	$2,713	$88,779,318	$(247,549)	$(81,194,908)	$7,339,574
Stock-based compensation (Note 15)	63,859	6	423,139	—	—	423,145
Exercise of warrants (Note 14)	454,893	47	—	—	—	47
Changes in defined benefit pension plan obligation (Note 11)	—	—	—	4,826	—	4,826
Foreign currency translation	—	—	—	122,858	—	122,858
Issuance of shares in at-the-market ("ATM") offering (Note 14)	1,094,701	109	2,419,210	—	—	2,419,319
Net loss	—	—	—	—	(4,530,058)	(4,530,058)
Balance as of March 31, 2025	28,746,041	$2,875	$91,621,667	$(119,865)	$(85,724,966)	$5,779,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2023	16,206,680	$1,621	$73,113,079	$247,241	$(60,783,717)	$12,578,224
Stock-based compensation (Note 15)	31,125	3	145,470	—	—	145,473
Exercise of stock options (Note 14)	15,983	2	57,709	—	—	57,711
Exercise of warrants (Note 14)	1,787,443	179	100,046	—	—	100,225
Defined benefit pension plan adjustments (Note 11)	—	—	—	1,086	—	1,086
Foreign currency translation	—	—	—	(230,792)	—	(230,792)
Net unrealized gain on available-for-sale securities (Note 5)	—	—	—	4,328	—	4,328
Net loss	—	—	—	—	(4,014,194)	(4,014,194)
Balance as of March 31, 2024	18,041,231	$1,805	$73,416,304	$21,863	$(64,797,911)	$8,642,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Operating activities:
Net loss	$(4,530,058)	$(4,014,194)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,660	20,528
Stock based compensation expense	419,504	190,424
Other non-cash items	109,591	(200,146)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(844,484)	(295,447)
Long term deposit and other noncurrent assets	927	(3,021)
Accounts payable and other current liabilities	1,114,140	703,593
Defined benefit pension plan	(23,176)	(30,118)
Deferred grant income	(88,631)	41,798
Total changes in operating assets and liabilities	158,776	416,805
Cash used in operating activities	(3,821,527)	(3,586,583)

Cash flows from investing activities:
Maturities of marketable securities	—	3,018,750
Cash provided by investing activities	—	3,018,750

Cash flow from financing activities:
Net proceeds from issuance of shares in ATM offering (Note 14)	2,419,320	—
Net proceeds from the exercise of warrants (Note 14)	—	100,225
Net proceeds from the exercise of stock options (Note 15)	—	57,711
Payments of offering costs (Note 14)	—	(280,867)
Payments of current portion of long-term debt (Note 12)	(22,242)	(22,872)
Cash provided by (used in) financing activities	2,397,078	(145,803)
Effect of exchange rate changes	109,535	(442,503)
Net decrease in cash, cash equivalents and restricted cash	(1,314,914)	(1,156,139)
Cash, cash equivalents and restricted cash at beginning of period	10,417,558	11,828,970
Cash, cash equivalents and restricted cash at end of period	$9,102,644	$10,672,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (and together with its subsidiaries, the “Company” or “Gain Therapeutics”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. Gain Therapeutics has been a publicly traded company since the Initial Public Offering (“IPO”) completed in March of 2021. The shares trade on the Nasdaq Global Market under the ticker symbol “GANX”.

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

Segment information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment, which is research and development in the pharmaceutical sector with a focus on developing novel therapeutics to treat diseases caused by protein misfolding. The Company has concluded that consolidated net income (loss) is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on consolidated net income (loss) as reported in the Condensed Consolidated Statements of Operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with completion and success of preclinical studies and clinical testing, dependence on key personnel, protection of proprietary technology, compliance with applicable governmental regulations, development by competitors of new technological innovations, and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing, prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements reflect the accounts of Gain Therapeutics, Inc., Gain Therapeutics Australia PTY LTD, GT Gain Therapeutics SA and its wholly owned branch, Gain Therapeutics Sucursal en España. All intercompany transactions and balances have been eliminated in the preparation of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The interim condensed consolidated financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended March 31, 2025 and 2024.

The results for the periods ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report.

The accompanying interim condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements. As of March 31, 2025, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

Going Concern

At each reporting period, the Company evaluates whether there are relevant conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company has incurred recurring losses and negative cash flows from operations since its inception and has primarily funded these losses through the completion of its IPO in March 2021, other equity financings, and research grants. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.

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

In accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and cash equivalents of $9.1 million as of March 31, 2025 will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future, substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the fourth quarter of 2025.

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

The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the fourth quarter of 2025, including raising additional capital through either private or public equity, debt financing, or additional program collaborations.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The functional currencies of the Company’s operations are the local currencies (USD in the United States, Swiss franc in Switzerland, euro in Spain and Australian dollar in Australia). Assets and liabilities reported in the Condensed Consolidated Balance Sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Condensed Consolidated Statements of Operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of March 31, 2025 and December 31, 2024, accumulated currency translation adjustments recorded in accumulated other comprehensive loss amounted to $164,105 and $41,247, respectively.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, judgments and assumptions including those related to going concern assessment, recognition of accrued expenses, defined benefit pension liability, stock-based compensation, and recognition of research grants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable by management under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

The Company classifies cash on hand and held at banks, and all highly liquid investments in money market, certificates of deposit, time deposit, and other short-term liquid securities with original maturities of less than 90 days, as cash and cash equivalents.

Marketable Securities

The Company classifies marketable securities as held-to-maturity or available-for-sale at the time these instruments are purchased, based on the requirements of ASC 320, “Investment – Debt Securities” (“ASC 320”).

Marketable securities are classified as available-for-sale since the Company does not have the positive intent and the capacity to hold the marketable securities until the maturity date. Available-for-sale marketable securities are carried out at fair value with the unrealized gains/(losses) excluded from the computation of the earnings of the period and accounted for in other comprehensive income/(loss). The accretion of discounts (or amortization of premiums) is accounted for in the Company’s Condensed Consolidated Statements of Operations as interest income or (expense).

Marketable securities are classified in the Company’s Condensed Consolidated Balance Sheets based on their maturities and the Company’s reasonable expectations with regard to those securities. Marketable securities with a maturity date within 12 months from reporting date are classified as “Current assets”. Marketable securities with a maturity date over 12 months from reporting date are classified as “Noncurrent assets”.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such equity transactions are consummated. Subsequently, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the Condensed Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, including any accessory and direct costs that are necessary to make the assets fit for use, and adjusted by the corresponding accumulated depreciation. The depreciation expenses are recorded using the straight-line method in the Condensed Consolidated Statements of Operations and have been calculated by taking into consideration the use, purpose and financial-technical duration of the assets, on the basis of their estimated useful economic lives. The Company believes the above criteria to be represented by the following depreciation rates:

- Equipment & furniture	12.5%
- Electronic office equipment	20%
- Leasehold improvements	based on the terms of the lease
- Laboratory equipment	15%

Ordinary maintenance costs are entirely attributed to the Condensed Consolidated Statements of Operations in the year in which they are incurred. Extraordinary maintenance costs, the purpose of which is to extend the useful economic life of the asset, to technologically upgrade it and/or to increase its productivity or safety for the purposes of the economic productivity of the Company, are attributed to the asset to which they are related and are depreciated on the basis of its estimated useful economic lives. Amortization of leasehold improvements is computed using the straight-line method based upon the terms of the applicable lease or estimated useful life of the improvements, whichever is lower.

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

Internal-use software, net consisted of the following:

	March 31,	December 31,
	2025	2024
Internal-use software	$271,240	$264,062
Less: accumulated amortization	(144,949)	(129,794)
Internal-use software, net	$126,291	$134,268

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the three months ended March 31, 2025 and March 31, 2024 was $11 thousand and $12 thousand, respectively.

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

Patents

Patent-related costs refer to legal fees incurred in connection with filing and processing patent applications and are expensed as incurred due to uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Leases

The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances, as per ASC 842, “Leases”. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date using the Company’s incremental borrowing rate applicable to the lease. The collateralized incremental borrowing rate is based on the information available at the lease commencement date. The Company is typically required to make fixed minimum rent payments and is often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities. Variable lease payments primarily include payments for non-lease components, such as maintenance or utilities. Leases with a term of 12 months or less at inception are expensed on a straight-line basis over the lease term in the Condensed Consolidated Statements of Operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain.

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

Accrued Expenses

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company makes estimates of its accrued expenses as of each balance sheet date based on facts and circumstances known at the time of the preparation of its condensed consolidated financial statements. There may be instances in which payments made to the Company’s vendors exceed the level of services provided, and result in a prepayment reported under Other Current Assets, which is subsequently expensed in the Condensed Consolidated Statements of Operations when the related activity has been performed. Historically, there have been no material differences between the Company’s estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

Pension Obligations

The Company operates defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For the defined benefit pension plan, the liability recognized in the Condensed Consolidated Balance Sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the Condensed Consolidated Statements of Changes in Stockholders’ Equity under accumulated other comprehensive income (loss) and are charged or credited to income over the employees’ expected average remaining service period using the corridor amortization method. The measurement date used for the Company’s employees defined benefit plan is December 31.

For defined contribution pension plans, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due.

Stock-based Compensation and Warrants

The Company issues stock-based compensation with service-based and performance-based vesting conditions. The Company applies the fair value method of measuring stock-based compensation and warrants, which requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the corresponding expense in the statement of operations over the period the participants are required to render service. Forfeitures are recognized as they occur.

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

The Company recognizes expenses related to restricted stock units (RSUs) based on their fair market value, determined as the closing price on the Nasdaq of the Company’s common stock as of the grant date, on a straight-line basis over the requisite service period. For restricted stock units with performance-based vesting conditions (PRSUs), the fair value at grant date is calculated based on management’s assessment of the likelihood of occurrence of the underlying performance.

The Black-Scholes option pricing model is also used for the warrants issued, using consistent inputs and methodology to quantify such inputs, as described above in relation to stock-based compensation.

The assumptions used in calculating the fair value of stock-based awards and warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Research Grants

Under the terms of the research and development grants awarded, the Company receives upfront payments or is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded when there is reasonable assurance of collection and based on management’s best estimate of the periods in which the related expenditures are incurred, and activities performed and are classified in the Condensed Consolidated Statements of Operations as a reduction to research and development expenses. Grants received in advance of the specific research and development costs to which they relate are deferred and recognized in the Condensed Consolidated Balance Sheets as deferred grant income.

Under the Australian government’s Research and Development Tax Incentive (“R&DTI”) program, the Company is eligible to obtain certain research and development tax credits. The tax credits are available on the basis of specific criteria with which the Company must comply. The tax credits are administered through the local tax authority and can be realized regardless of whether we have generated taxable income in the respective jurisdictions. The tax credits are based on a percentage of eligible research and development activities under the program and are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the Condensed Consolidated Statements of Operations as a reduction to research and development expenses when collectability is reasonably assured.

Research and Development Expenses

The Company expenses all costs incurred in performing research and development activities. Research and development expenses include salaries and other related costs, materials and supplies, preclinical expenses, manufacturing expenses, contract services, and other third-party expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs for personnel and consultants in the Company’s executive, administrative and finance functions. General and administrative expenses also include professional fees for legal, finance, accounting, intellectual property, auditing, tax and consulting services, travel expenses and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs not otherwise included in research and development expenses.

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

As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. In consideration of the start-up status of the Company, a full valuation allowance has been established to offset the deferred tax assets, as the related realization is currently uncertain. In the future, should management conclude that it is more likely than not that the deferred tax assets are partially or fully realizable, the valuation allowance will be reduced to the extent of such expected realization, and the corresponding amount will be recognized as income tax benefit in the Company’s Condensed Consolidated Statements of Operations.

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

Comprehensive Income / (Loss)

Comprehensive income / (loss) is composed of net income / (loss) and certain changes in stockholder’s equity that are excluded from the net income / (loss), primarily foreign currency translation adjustments, changes in defined benefit obligation, and unrealized gains / (losses) on available for sale securities.

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of March 31, 2025 and December 31, 2024, common stock equivalents consisted of stock options, RSUs, and warrants. Because the Company has reported net losses since inception, these potential impacts would be antidilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Except as noted below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

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

During the course of its business, the Company applies for research grants with public or private organizations to fund its research projects. Under the terms of these grants, the Company receives an upfront payment or is entitled to receive reimbursement of its allowable direct research expenses.

In March 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Eurostars and Innosuisse awarded a grant in the aggregated amount of $1.3 million to a consortium led by Gain Therapeutics that also includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. The grant is intended to support the development of the Company’s alpha-1 antitrypsin deficiency program. The portion of the grant that was allocated to the Company was $0.45 million.

In May 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Innosuisse awarded the Company a grant, under the Swiss Accelerator program, in the amount of $2.8 million to support further development activities of Gain Therapeutics’ lead program GBA1 Parkinson’s disease. In December 2024, the parties to the grant entered into an amendment to the funding agreement whereby the grant amount was amended to approximately $2.0 million due to changes in project scope. There is no impact to the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets due to this amendment.

In connection with the grants announced in March 2023 and May 2023 the Company recorded a reduction to research and development expenses of $0.2 million during the three months ended March 31, 2025 and March 31, 2024. The Company recorded deferred grant income of $0.2 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, and grant-related receivables of $0.1 million and nil as of March 31, 2025 and December 31, 2024, respectively.

In the second quarter of fiscal year 2023, the Company’s wholly owned subsidiary, Gain Therapeutics Australia started the Phase 1 Clinical Trial for its lead program in Parkinson’s disease in Australia. The Australian government sponsors the Research and Development Tax Incentive (“R&DTI”) program which offers a tax credit for companies conducting eligible research and development activities. The R&DTI program provides for a cash refund based on a percentage of eligible research and development activities undertaken in Australia by Gain Therapeutics Australia. The Company recorded a reduction to research and development expenses of $0.2 million and nil during the three months ended March 31, 2025 and March 31, 2024, respectively, related to the R&DTI program. The corresponding receivable was recorded within Other Current Assets (see Note 6).

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

Cash, cash equivalents and restricted cash are broken down as follows:

	March 31,	December 31,
	2025	2024
Cash	$4,902,147	$5,640,783
Money Market	4,167,955	4,745,080
Total cash and cash equivalents	$9,070,102	$10,385,863
Restricted cash	$32,542	$31,695

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

5.	Marketable Securities

Marketable securities are comprised of United States Treasury Securities (“USTS”). The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume. The Company had no marketable securities as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2024, the Company recorded interest income on available-for-sale debt securities of $34 thousand. The USTS in the portfolio reached their final maturity in April 2024.

6. Tax Credits, Prepaid Expenses and Other Current Assets

Tax credits, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Tax credits	$247,656	$271,079

Prepaid and deferred expenses	$841,446	$369,893
Prepaid directors and officers (D&O) insurance costs	353,252	80,959
Research and development grant receivable	638,961	494,684
Total prepaid expenses and other current assets	$1,833,659	$945,536

Tax credits consist of a value-added tax credit, which is an indirect tax receivable from Swiss and Spanish tax authorities on purchases of goods and services executed in those countries.

Prepaid expenses refer to pre-payments made to the Company’s vendors for future services. Deferred expenses mainly refer to research agreements entered with third parties for research projects that will be recognized as expenses throughout the research period.

Prepaid D&O insurance costs relate to an annual insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one year insurance period.

The research and development grant receivable refers to a tax credit for eligible research and development costs incurred under the R&DTI program. Refer to Note 3 for further discussion.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
Computer	$104,344	$101,087
Furniture and fixtures	60,042	58,573
Leasehold improvements	32,602	31,616
Laboratory instruments	37,299	35,700
Total property and equipment	234,287	226,976
Less: accumulated depreciation	(136,778)	(123,357)
Property and equipment, net	$97,509	$103,619

No disposals or impairments occurred during the three months ended March 31, 2025 and 2024. Depreciation has been calculated based on the assets’ estimated economic lives by taking into consideration the use, purpose and financial-technical duration of the assets. Depreciation expense for the three months ended March 31, 2025 and 2024 was $9 thousand and $8 thousand, respectively.

8. Operating Leases

The Company leases offices in Bethesda (United States), Lugano (Switzerland), and Barcelona (Spain). The current lease portfolio consists of leases with remaining terms ranging from one to two years. Renewal options are included in the calculation of ROU assets and lease liabilities when the Company is reasonably certain that the renewal options will be exercised. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

The operating lease expenses are reported as follows:

	March 31,	March 31,
	2025	2024
Research and development	$33,911	$35,764
General and administrative	8,888	26,893
Total operating lease costs	$42,799	$62,657

In the three months ended March 31, 2025, the Company incurred $17,636 in general and administrative costs related to the short term lease in Bethesda that commenced in October 2024.

The future minimum lease payments for the Company’s operating leases as of March 31, 2025, are as follows:

Fiscal Year	Operating Leases
2025	$125,202
2026	55,859
Total future minimum lease payments	181,061
Less amount representing interest or imputed interest	1,798
Present value of lease liabilities	$179,263

9. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of March 31, 2025 and December 31, 2024, accounts payable amounted to $2.2 million and $0.9 million, respectively. All accounts payable are due in less than 12 months.

10. Other Current Liabilities and Deferred Grant Income

Other current liabilities and deferred grant income consisted of the following:

	March 31,	December 31,
	2025	2024
Payable for social security and withholding taxes	$222,311	$229,319
Accrued payroll	1,212,456	1,377,428
Accrued research and development	413,488	344,138
Accrued professional fees	527,731	461,966
Accrued other	3,427	10,417
Tax provision	17,973	18,493
Total other current liabilities	2,397,386	2,441,761
Deferred grant income	217,841	299,652
Total other current liabilities and deferred grant income	$2,615,227	$2,741,413

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

11. Pension and Other Benefit Programs

Net periodic pension costs related to the Company’s defined benefit pension plan refers only to Swiss employees and, as of March 31, 2025 and 2024, can be summarized as follows:

	March 31,	March 31,
	2025	2024
Component of net periodic pension costs:
Service cost	$37,994	$35,923
Interest cost	2,999	3,734
Expected return on plan assets	(3,090)	(2,802)
Amortization of losses	5,431	2,077
Amortization of prior service credit	(687)	(956)
Total	$42,647	$37,976

Employer contributions for the three months ended March 31, 2025 was $23 thousand. The Company’s expected contributions for fiscal year 2025 are $93 thousand. Service cost is reported in general and administrative expenses. Certain other components of net periodic pension costs are reported in interest income, net in the Condensed Consolidated Statements of Operations.

12. Loans

In August 2020, the Company obtained a CHF 638,000 ($700,221 at the historical foreign exchange rate) nine-year loan, due in quarterly installments with payments commencing on December 31, 2021, and ending on March 31, 2029. The loan was part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, bears no interest and there were no issuance costs. The Company accounts for this loan at face value, which is deemed to approximate the related fair value.

The future payments under the loan are reported in the table below:

	Total	2025	2026	2027	2028	2029
Loan	$427,597	$113,121	$90,497	$90,497	$90,497	$42,985

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

The carrying amounts of the Company’s cash and cash equivalents, including money market funds, restricted cash and financial liabilities are considered to be representative of their respective fair values because of the short-term nature and the contractual terms of those instruments. The fair values of money market funds are based upon the quoted prices in active markets provided by the holding financial institution, which are considered Level 1 inputs in the fair value hierarchy according to ASC 820, “Fair Value Measurement”. There have been no changes to the valuation methods utilized by the Company, nor were there transfers between levels of the fair value hierarchy.

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Assets
Cash equivalents:
Money market funds	$4,167,955	$—	$—
Total cash equivalents	4,167,955	—	—

Total financial assets	$4,167,955	$—	$—

December 31, 2024:
Assets
Cash equivalents:
Money market funds	$4,745,080	$—	$—
Total cash equivalents	4,745,080	—	—

Total financial assets	$4,745,080	$—	$—

The carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to their short-term maturities.

14. Common, Preferred Stock and Warrants

As of March 31, 2025 and December 31, 2024, the authorized capital stock of the Company included 50,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were 28,746,041 and 27,132,588 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

At the market offering

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program, the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended March 31, 2025, the Company sold an aggregate of 1,094,701 shares of common stock at an average selling price of $2.28 per share under the 2024 ATM Program, raising gross proceeds of $2.49 million, which included $75 thousand of sales commissions and other offering expenses for net proceeds of $2.42 million. The Company has sold an aggregate of 2,691,829 shares of common stock at an average selling price of $2.09 per share under the 2024 ATM Program, raising gross proceeds of $5.64 million, which included $0.27 million of sales and commissions and other offering expenses for net proceeds of $5.37 million.

Public offering June 2024

In June 2024, the Company completed the public offering of 7,116,547 shares of its common stock and 1,031,602 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of its common stock at the nominal exercise price of $0.0001. The public offering price was $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold, minus $0.0001. In the first quarter ended March 31, 2025, 454,893 pre-funded warrants were exercised resulting in the issuance of 454,893 shares of common stock.

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

In connection with the public offering, the Company also issued 593,965 warrants to purchase an equal amount of its common stock at an exercise price of $1.6875 per share to the underwriter as consideration for the services provided (the “2024 Underwriter Warrants”). The 2024 Underwriter Warrants provide for cashless exercise.

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

The fair market value of the 2024 Underwriter Warrants that have been issued in connection with the public offering that occurred in fiscal year 2024 has been calculated using the Black-Scholes option pricing model, while the fair market value of the pre-funded warrants has been determined as the spread between the price paid by investors and the closing price of the Company’s stock at grant date. The 2024 Underwriter Warrants were recorded within additional paid-in capital, as they represent compensation associated with the financing round, for $0.3 million. Below is a table that summarizes the assumptions that have been used in the calculation:

	Year Ended December 31, 2024
	2024 Pre-Funded	2024 Underwriter
	Warrants	Warrants
Market price at grant date	$1.32	$1.32
Volatility	—%	73.47%
Expected term (years)	—	2.75
Risk-free interest rate	—%	4.28%
Expected dividend yield	—	—

Grant date fair value per share	$—	$0.56

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2025:

	Weighted Average	Warrants	Warrants
Expiration Date	Exercise Price	Outstanding	Exercisable
May 6, 2025	$13.75	200,000	200,000
July 20, 2025	5.07	225,387	225,387
November 24, 2028	2.75	4,084,426	4,084,426
June 17, 2029	1.69	593,965	593,965
Pre-funded warrants	—	576,709	576,709
Outstanding as of March 31, 2025	$2.84	5,680,487	5,680,487

The following table summarizes the Company’s warrants activity for the three months ended March 31, 2025:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2024	6,135,380	$2.63
Exercised:
Pre-funded Warrants	(454,893)	—
Outstanding as of March 31, 2025	5,680,487	$2.84

15. Equity Incentive Plan

On March 24, 2020, the Company’s Board of Directors (the “Board”) adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan provided for the granting of equity-based awards to the Company’s named executive officers, other employees, consultants and non-employee directors at a price to be determined by the Board. On May 12, 2022, the Board approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which was approved at the Company’s annual meeting of stockholders on June 16, 2022. The 2022 Plan is the successor to and continuation of the 2020 Omnibus Plan. The total number of shares reserved for issuance under the 2022 Plan (including shares remaining available under the 2020 Omnibus Plan) is 1,800,000, which increases automatically by 6% every year on January 1, based on the number of shares of common stock issued and outstanding as of the previous year-end. No incentive stock options may be granted under the 2022 Plan after May 12, 2032 and the Board may suspend or terminate the 2022 Plan at any time. The Board is responsible for administering the 2022 Plan.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2024	3,152,445	$2.80	$4.33
Options granted	1,099,325	1.67	2.33
Options cancelled/forfeited	(15,350)	3.67	5.03
Options outstanding as of March 31, 2025	4,236,420	$2.51	$3.81

As of March 31, 2025, unrecognized compensation costs associated with the stock options grants was $4.3 million and will be recognized over a period of 4.0 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 were as follows, presented on a weighted-average basis:

	Three Months Ended March 31
	2025	2024
Grant date fair value	$1.67	$2.74
Volatility	80%	67%
Expected term (years)	6.08	5.96
Risk-free interest rate	4.09%	4.27%
Expected dividend yield	—	—

The assumptions that cause the greatest variation in fair value in the Black-Scholes model are the volatility and expected term of exercise. Increases or decreases in either the volatility or expected term of exercise will cause the Black-Scholes option value to increase or decrease, respectively. Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended March 31, 2025:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2024	102,702	$4.12
Granted	54,945	2.73
Vested	(63,859)	2.93
Cancelled/forfeited	(2,639)	4.21
Outstanding as of March 31, 2025	91,149	$4.11
Total unrecognized expense remaining	$307,130
Years unrecognized expense expected to be recognized over	2.0

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31
	2025	2024
Research and development	$267,968	$182,237
General and administrative	151,536	8,187
Total stock-based compensation	$419,504	$190,424

\

16. Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. For purposes of the diluted net loss per share calculation, preferred stock, warrants, stock options, RSUs, and PRSUs are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be antidilutive and, therefore, basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in antidilutive impacts:

	Three Months Ended March 31
	2025	2024
Options to purchase common stock	3,508,863	2,642,071
RSUs	105,505	454,090
Warrants to purchase common stock	5,103,778	4,541,398

The weighted average number of warrants to purchase common stock as per the table above does not include the weighted-average effect of 576,709 pre-funded warrants for which the exercise price is less than or equal to $0.0001 per share. The weighted-average effect of the pre-funded warrants has been included in the computation of the net loss per share attributable to common stockholders – basic and diluted in the Condensed Consolidated Statements of Operations.

17. Related Parties

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

There were no receivables and payables as of March 31, 2025 and December 31, 2024 with Minoryx. There were no revenues or expenses for the three months ended March 31, 2025 and 2024 with Minoryx.

18. Commitments and Contingencies

Commitments:

As of March 31, 2025, the Company had research commitments for $4.1 million for activities that will be performed within one year.

Contingencies:

The Company records a provision for its contingent obligations when it is probable that a loss will be incurred, and the amount of the loss can be reasonably estimated. On September 18, 2024, Matthias Alder, the Company’s former Chief Executive Officer, filed litigation against the Company in the Circuit Court of Maryland for Montgomery County. Mr. Alder’s employment was terminated on June 25, 2024. In connection with the litigation the Company recorded an accrual of $0.53 million, reported within payroll related accruals as of December 31, 2024 and March 31, 2025.

Following mediation, on May 13, 2025 the parties reached an agreement in principle to settle the case and subsequently executed a settlement agreement which, if not revoked during a 7-day revocation period, will become effective on May 20, 2025. The amounts accrued by the Company are materially in line with the disbursements required to settle this litigation.

19. Subsequent Events

From April 1, 2025 through May 9, 2025, the Company has sold an aggregate of 1,193,925 shares of common stock through the 2024 ATM Program at an average selling price of $1.88 for total gross proceeds of $2.24 million, which included $67 thousand in sales commissions and other offering expenses for net proceeds of $2.17 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report.

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

Recent Developments

On January 7, 2025, we announced that Mr. Mack, who has served as our Chief Financial Officer since April 2024 and Interim Chief Executive Officer since June 2024, was appointed President and Chief Executive Officer, effective January 6, 2025. Mr. Mack was also appointed as a member of the Company’s Board of Directors, effective January 6, 2025.

On January 8, 2025, we announced the formation of our Clinical Advisory Board (“CAB”) to support the continued development of our lead drug candidate, GT-02287, in Parkinson’s disease. The CAB is composed of leading experts in Parkinson’s disease trial design, genetics, and biomarkers and will work closely with our leadership to progress the development of our lead drug candidate GT-02287.

On March 14, 2025, we announced the dosing of the first participant with Parkinson’s Disease (“PD”) in our Phase 1b clinical trial of GT-02287, our lead allosteric small molecule in development for the treatment of PD with or without a GBA1 mutation. The Phase 1b open-label, multi-center trial is designed to evaluate the safety and tolerability of GT-02287 in people with GBA1-PD and idiopathic PD.

Financial Condition

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our Magellan™ platform. Our operations have consisted primarily of expanding our operations, securing financing, performing research, conducting preclinical and clinical studies and developing and securing our in-licensed technology. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales, and as a result, we face risks associated with early-stage biotechnology companies whose product candidates are in development. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect our research and development expenses to remain significant and to increase to support progress in our research and development activities. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development programs, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

In May 2022, we filed a shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to a maximum aggregate offering of $100.0 million of any combination of our common stock, preferred stock, debt securities and/or warrants from time to time in one or more offerings.

In September 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. We will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended March 31, 2025, we sold an aggregate of 1,094,701 shares of common stock at an average selling price of $2.28 per share under the 2024 ATM Program, for total gross proceeds of $2.49 million, which included $75 thousand of sales commissions and other offering expenses for net proceeds of $2.42 million. We have sold an aggregate of 2,691,829 shares of common stock at an average selling price of $2.09 per share under the 2024 ATM Program, for total gross proceeds of $5.64 million, which included $0.27 million of sales commissions and other offering expenses for net proceeds of $5.37 million. From April 1, 2025 through May 9, 2025, we sold an aggregate of 1,193,925 shares of common stock through the 2024 ATM Program at an average selling price of $1.88 for total gross proceeds of $2.24 million, which included $67 thousand in sales commissions and other offering expenses for net proceeds of $2.17 million.

In June 2024, we completed the public offering of 7.1 million shares of our common stock and 1.0 million pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of our common stock at the nominal exercise price of $0.0001. The public offering price is $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold to the public in this offering, minus $0.0001. The public offering resulted in gross proceeds of $11.0 million, which includes $1.2 million of underwriting commissions and other expenses connected with the financing round. In the first quarter ended March 31, 2025, 454,893 pre-funded warrants were exercised resulting in the issuance of 454,893 shares of common stock.

As part of the public offering in June 2024, we granted the underwriter an over-allotment option to purchase up to an additional 1,222,222 shares of our common stock, at the public offering price of $1.35, less underwriting discounts and commissions. In July 2024, the underwriter partially exercised the over-allotment option and purchased an additional 337,076 shares of our common stock at the offering price mentioned above. The exercise of the over-allotment option resulted in gross proceeds of $0.46 million, which includes $42 thousand of underwriting commissions and other expenses connected with the exercise of the option. We also issued 593,965 warrants to purchase an equal amount of our common stock at an exercise price of $1.6875 per share to the underwriter as a consideration for the services provided, which provide for cashless exercise.

From inception through March 31, 2025, we have raised an aggregate of $92 million of gross proceeds through equity financing, including the issuance of convertible preferred stock, our initial public offering, secondary offerings and previous sales under our ATM Programs. Outstanding and exercisable warrants were 5.7 million at a weighted-average exercise price per share of $2.84 through March 31, 2025 related to previous public and private offerings.

As of March 31, 2025, we had cash and cash equivalents of $9.1 million. We have incurred recurring losses and negative cash flows from operations since inception and as of March 31, 2025 and December 31, 2024, had an accumulated deficit of $81.2 million and $60.8 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of March 31, 2025 and December 31, 2024 we had an accumulated deficit of $81.2 million and $60.8 million, respectively, and as of March 31, 2025, we had cash and cash equivalents of $9.1 million. During the three months ended March 31, 2025, we incurred net losses of $4.5 million and negative cash flows from operations of $3.8 million. Our current operating plan indicates that we will continue to incur losses from operations and negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the fourth quarter of 2025. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

Financing Requirements; Current Financing Environment

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, including at-the-market offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect our holdings or the rights of our stockholders. If we are unable to obtain funding, we could be required to delay, limit, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, or grant rights to develop, sell and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, which could adversely affect our business prospects.

Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates, changing international trade and import policies, potential impact of tariffs, instability in the financial system, the war in Ukraine, the conflict between Hamas and Israel, global geopolitical tension, and the post COVID-19 environment continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Recently worsening global macroeconomic conditions, liquidity concerns at and failures of banks and other financial institutions, volatility in the capital markets, and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all.

Strategic Transactions; Collaboration and Licensing Agreements

In connection with our business development activities, we are looking to enter into collaboration and licensing arrangements with third parties, to use our licensed Magellan™ computational platform technology to discover novel allosteric sites on proteins and identify proprietary small molecules that bind these sites and may be developed into pharmaceutical products. We expect to continue to identify and evaluate collaboration, co-development and licensing opportunities that may be similar to or different from the collaboration and licensing arrangements that we have entered into.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;

●	employee salaries, benefits and other related costs, including stock-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended
	March 31,
	2025	2024	Change
Pre-clinical activities, clinical activities and outside services	$1,456,041	$1,617,315	$(161,274)
Personnel expenses	1,100,761	1,019,388	81,374
Other	69,966	74,194	(4,228)
Research grants	(369,759)	(203,991)	(165,768)
Total research and development expenses	$2,257,010	$2,506,906	$(249,896)

We recognize research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. We anticipate that our research and development expenses will increase substantially in future periods to support progress in our research and development activities, including the progression of the clinical trials for product candidates we are developing. These increases will likely also result from expanded infrastructure and increased insurance costs. Such expenses are offset by contributions from research grants, which are recorded as a reduction to research and development expenses when we have reasonable assurance of collection and based on our best estimate of the periods in which the related expenditures are incurred and activities performed.

Our primary research and development focus since inception has been the application of our Magellan™ platform to various indications and targets, and more recently the development of our clinical stage lead product candidate GT-02287 for the treatment of Parkinson’s disease and other neurodegenerative diseases.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses may increase in the foreseeable future as we (i) increase personnel costs, including stock-based compensation, (ii) continue preclinical development of our lead compounds, (iii) progress our clinical trials for certain product candidates, (iv) continue to discover and develop additional product candidates, and (v) pursue later stages of clinical development of product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonus and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses, and other operating costs.

We will continue to focus on preserving our liquidity resources while we seek to maximize shareholders’ value.

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense, and foreign exchange gain or loss.

Consolidated Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
			Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development	$(2,257,010)	$(2,506,906)	$(249,896)
General and administrative	(2,112,366)	(1,870,794)	241,572
Total operating expenses	(4,369,376)	(4,377,700)	(8,324)

Loss from operations	(4,369,376)	(4,377,700)	(8,324)

Other income (expense):
Interest income, net	40,413	115,303	(74,890)
Foreign exchange (loss) gain, net	(100,586)	268,077	(368,663)
Loss before income tax	(4,429,549)	(3,994,320)	435,229

Income tax	(100,509)	(19,874)	80,635

Net loss	$(4,530,058)	$(4,014,194)	$515,864

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.22)	$(0.06)
Weighted average common stock - basic and diluted	28,685,417	17,978,951

Comparison of the Three Months Ended March 31, 2025 and 2024

Research and development expenses

Research and development expenses decreased by $0.2 million to $2.3 million for the three months ended March 31, 2025, as compared to $2.5 million for the three months ended March 31, 2024. The decrease in research and development expenses was primarily related to recognition of research grant income, a tax rebate in Australia, and optimization of pipeline costs. The decrease was partially offset by higher stock-based compensation expense.

General and administrative expenses

General and administrative expenses increased by $0.2 million to $2.1 million for the three months ended March 31, 2025, as compared to $1.9 million for the three months ended March 31, 2024. The increase in general and administrative expenses for the period was primarily attributable to an increase in legal and professional fees related to general corporate matters. The increase was partially offset by lower personnel costs.

Interest income, net

Interest income, net decreased by $75 thousand to $40 thousand for the three months ended March 31, 2025 from $115 thousand for the three months ended March 31, 2024. The decrease was mainly attributable to lower interest income from treasury securities that reached final maturity in April 2024.

Foreign exchange (loss) gain, net

Foreign exchange gain, net decreased by $0.4 million to a loss of $0.1 million for the three months ended March 31, 2025, as compared to a gain of $0.3 million for the three months ended March 31, 2024. The decrease was mainly attributable to the unfavorable foreign exchange currency translation as the Swiss franc strengthened against the U.S. dollar.

Income taxes

Income taxes were $101 thousand and $20 thousand for the three months ended March 31, 2025 and 2024, respectively. The increase was mainly attributable to higher income taxes payable in Australia.

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

As of March 31, 2025 and December 31, 2024, we had $9.1 million and $10.4 million in cash and cash equivalents, respectively, and an accumulated deficit of $81.2 million and $60.8 million, respectively. We had indebtedness of $0.4 million as of March 31, 2025 and December 31, 2024. Our cash and cash equivalents available as of March 31, 2025 are expected to be sufficient to fund our anticipated operating and capital requirements into the fourth quarter of 2025 and will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Quarterly Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of March 31, 2025, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Cash used in operating activities	$(3,821,527)	$(3,586,583)
Cash provided by investing activities	—	3,018,750
Cash provided by (used in) financing activities	2,397,078	(145,803)
Effect of exchange rate changes	109,535	(442,503)
Net decrease in cash, cash equivalents and restricted cash	$(1,314,914)	$(1,156,139)

Cash Flows from Operating Activities

During the three months ended March 31, 2025 and 2024, we used $3.8 million and $3.6 million of cash, respectively, in operating activities primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $3.0 million due to the maturity of marketable securities.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $2.4 million due to  net proceeds from the issuance of shares pursuant to the 2024 ATM Program.

During the three months ended March 31, 2024, cash used in financing activities was $0.1 million mainly related to the payment of offering costs partially offset by the exercise of stock options and warrants.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including high interests rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
●	the costs of preparing, filing and processing patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, stock-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, the Company and two members of its board of directors were named as defendants in a lawsuit filed in the Circuit Court of Maryland for Montgomery County by Matthias Alder, the Company’s former Chief Executive Officer. Following mediation, on May 13, 2025 the parties reached an agreement in principle to settle the case and subsequently executed a settlement agreement which, if not revoked during a 7-day revocation period, will become effective on May 20, 2025 and require dismissal of the lawsuit.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. Other than as set forth below, no material changes to such risk factors have occurred during the quarter ended March 31, 2025:

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our current and future business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing and the manufacture of our materials for our product candidates, including our active pharmaceutical ingredients (“APIs”) and certain excipients, as well as for manufacture of any products that we may commercialize, if approved. Such materials for our product candidates are currently manufactured in China, and we may manufacture such materials in other countries in the future.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and international operations, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

GAIN THERAPEUTICS, INC.
(Registrant)

May 14, 2025	By: /s/ Gene Mack
Date	Gene Mack
Chief Executive Officer
(Principal Executive Officer)

May 14, 2025	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Vice President Finance
(Principal Financial Officer and Principal Accounting Officer)