Form 10-Q
period 2025-06-30
Gain Therapeutics, Inc.
filed 2025-08-12
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, the registrant had 35,948,606 shares of common stock outstanding.

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

Item 1. Condensed Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,694,136	$10,385,863
Tax credits	317,844	271,079
Prepaid expenses and other current assets	2,294,723	945,536
Total current assets	9,306,703	11,602,478

Noncurrent assets:
Property and equipment, net	96,190	103,619
Internal-use software, net	127,857	134,268
Operating lease right-of-use assets	233,200	219,715
Restricted cash	36,278	31,695
Long-term deposits and other noncurrent assets	33,752	32,109
Total noncurrent assets	527,277	521,406
Total assets	$9,833,980	$12,123,884

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,713,013	$946,259
Operating lease liability - current	136,320	160,913
Other current liabilities	2,198,918	2,441,761
Deferred grant income - current	22,685	252,211
Loans - current	126,108	110,177
Total current liabilities	5,197,044	3,911,321

Noncurrent liabilities:
Defined benefit pension plan	522,676	443,623
Operating lease liability - noncurrent	92,851	53,598
Deferred grant income - noncurrent	—	47,441
Loans - noncurrent	325,359	328,327
Total noncurrent liabilities	940,886	872,989
Total liabilities	$6,137,930	$4,784,310

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of June 30, 2025 and December 31, 2024	$—	$—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 30,771,321 and 27,132,588 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,078	2,713
Additional paid-in capital	94,642,942	88,779,318
Accumulated other comprehensive loss	584,083	(247,549)
Accumulated deficit	(81,194,908)	(60,783,717)
Loss of the period	(10,339,145)	(20,411,191)
Total stockholders’ equity	3,696,050	7,339,574
Total liabilities and stockholders’ equity	$9,833,980	$12,123,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating expenses:
Research and development	$(2,758,973)	$(4,437,631)	$(5,015,983)	$(6,944,537)
General and administrative	(2,330,553)	(3,745,193)	(4,442,919)	(5,615,987)
Total operating expenses	(5,089,526)	(8,182,824)	(9,458,902)	(12,560,524)

Loss from operations	(5,089,526)	(8,182,824)	(9,458,902)	(12,560,524)

Other income (expense):
Interest income, net	42,568	84,531	82,981	199,834
Foreign exchange (loss) gain, net	(620,924)	(43,576)	(721,510)	224,501
Loss before income tax	(5,667,882)	(8,141,869)	(10,097,431)	(12,136,189)

Income tax	(141,205)	(1,209)	(241,714)	(21,083)

Net loss	$(5,809,087)	$(8,143,078)	$(10,339,145)	$(12,157,272)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.19)	$(0.42)	$(0.35)	$(0.65)
Weighted average common stock - basic and diluted	30,341,523	19,215,582	29,518,045	18,600,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net loss	$(5,809,087)	$(8,143,078)	$(10,339,145)	$(12,157,272)
Components of other comprehensive income (loss)
Unrealized gain on available-for-sale marketable securities	—	646	—	4,974
Changes in defined benefit pension plan obligation, net of tax	5,934	1,090	10,760	2,176
Foreign currency translation	698,014	(11,137)	820,872	(241,929)
Other comprehensive income (loss), net of tax	703,948	(9,401)	831,632	(234,779)
Comprehensive loss	$(5,105,139)	$(8,152,479)	$(9,507,513)	$(12,392,051)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended June 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of March 31, 2025	28,746,041	$2,875	$91,621,667	$(119,865)	$(85,724,966)	$5,779,711
Stock-based compensation (Note 15)	31,210	3	530,496	—	—	530,499
Exercise of warrants (Note 14)	576,709	58	—	—	—	58
Changes in defined benefit pension plan obligation (Note 11)	—	—	—	5,934	—	5,934
Foreign currency translation	—	—	—	698,014	—	698,014
Issuance of shares in at-the-market ("ATM") offering (Note 14)	1,417,361	142	2,490,779	—	—	2,490,921
Net loss	—	—	—	—	(5,809,087)	(5,809,087)
Balance as of June 30, 2025	30,771,321	$3,078	$94,642,942	$584,083	$(91,534,053)	$3,696,050

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Six Months Ended June 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	27,132,588	$2,713	$88,779,318	$(247,549)	$(81,194,908)	$7,339,574
Stock-based compensation (Note 15)	95,069	9	953,635	—	—	953,644
Exercise of warrants (Note 14)	1,031,602	105	—	—	—	105
Changes in defined benefit pension plan obligation (Note 11)	—	—	—	10,760	—	10,760
Foreign currency translation	—	—	—	820,872	—	820,872
Issuance of shares in ATM offering (Note 14)	2,512,062	251	4,909,989	—	—	4,910,240
Net loss	—	—	—	—	(10,339,145)	(10,339,145)
Balance as of June 30, 2025	30,771,321	$3,078	$94,642,942	$584,083	$(91,534,053)	$3,696,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended June 30, 2024	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of March 31, 2024	18,041,231	$1,805	$73,416,304	$21,863	$(64,797,911)	$8,642,061
Stock-based compensation (Note 15)	4,858	—	1,432,859	—	—	1,432,859
Exercise of warrants (Note 14)	9,937	1	13,575	—	—	13,576
Defined benefit pension plan adjustments (Note 11)	—	—	—	1,090	—	1,090
Foreign currency translation	—	—	—	(11,137)	—	(11,137)
Net unrealized gain on available-for-sale securities (Note 5)	—	—	—	646	—	646
Issuance of shares and warrants in public offering (Note 14)	7,116,547	712	9,848,009	—	—	9,848,721
Net loss	—	—	—	—	(8,143,078)	(8,143,078)
Balance as of June 30, 2024	25,172,573	$2,518	$84,710,747	$12,462	$(72,940,989)	$11,784,738

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Six Months Ended June 30, 2024	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2023	16,206,680	$1,621	$73,113,079	$247,241	$(60,783,717)	$12,578,224
Stock-based compensation (Note 15)	35,983	3	1,578,329	—	—	1,578,332
Exercise of stock options (Note 15)	15,983	2	57,709	—	—	57,711
Exercise of warrants (Note 14)	1,797,380	180	113,621	—	—	113,801
Defined benefit pension plan adjustments (Note 11)	—	—	—	2,176	—	2,176
Foreign currency translation	—	—	—	(241,929)	—	(241,929)
Net unrealized gain on available-for-sale securities (Note 5)	—	—	—	4,974	—	4,974
Issuance of shares and warrants in public offering (Note 14)	7,116,547	712	9,848,009	—	—	9,848,721
Net loss	—	—	—	—	(12,157,272)	(12,157,272)
Balance as of June 30, 2024	25,172,573	$2,518	$84,710,747	$12,462	$(72,940,989)	$11,784,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net loss	$(10,339,145)	$(12,157,272)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,988	41,121
Stock-based compensation expense	941,523	1,673,325
Other non-cash items	782,880	(366,278)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,252,940)	(696,269)
Long term deposit and other noncurrent assets	1,778	(5,500)
Accounts payable and other current liabilities	1,265,791	2,186,632
Defined benefit pension plan	(68,395)	(60,362)
Deferred grant income	(294,989)	41,617
Total changes in operating assets and liabilities	(348,755)	1,466,118
Cash used in operating activities	(8,920,509)	(9,342,986)

Cash flows from investing activities:
Purchase of property and equipment and internal-use of software	—	(21,547)
Maturities of marketable securities	—	5,042,502
Cash provided by investing activities	—	5,020,955

Cash flow from financing activities:
Net proceeds from issuance of shares in ATM offering (Note 14)	4,910,240	—
Net proceeds from issuance of shares and warrants in public offering (Note 14)	—	10,044,899
Net proceeds from the exercise of warrants (Note 14)	—	113,800
Net proceeds from the exercise of stock options (Note 15)	—	57,711
Payments of offering costs (Note 14)	—	(280,867)
Payments of current portion of long-term debt (Note 12)	(46,480)	(44,983)
Cash provided by financing activities	4,863,760	9,890,560
Effect of exchange rate changes	369,605	(429,381)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,687,144)	5,139,148
Cash, cash equivalents and restricted cash at beginning of period	10,417,558	11,828,970
Cash, cash equivalents and restricted cash at end of period	$6,730,414	$16,968,118

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

The interim condensed consolidated financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2025, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended June 30, 2025 and 2024.

The results for the periods ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report.

The accompanying interim condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements. As of June 30, 2025, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

In accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and cash equivalents of $6.7 million as of June 30, 2025 will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. In July 2025, the Company completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock, which resulted in net proceeds of $6.1 million. Further, following completion of the public offering, the underwriter exercised the over-allotment option that was granted in connection with the public offering to purchase an additional 675,246 shares of common stock and warrants to purchase 337,623 shares of common stock which resulted in additional net proceeds of $1.0 million. Please see Note 19 for further discussion of the July 2025 public offering. Because of the current liquidity situation and lack of expected revenues in the foreseeable future, substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the first quarter of 2026.

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

The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the first quarter of 2026, including raising additional capital through either private or public equity, debt financing, or additional program collaborations.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The functional currencies of the Company’s operations are the local currencies (USD in the United States, Swiss franc in Switzerland, euro in Spain and Australian dollar in Australia). Assets and liabilities reported in the Condensed Consolidated Balance Sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Condensed Consolidated Statements of Operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of June 30, 2025 and December 31, 2024, accumulated currency translation adjustments recorded in accumulated other comprehensive loss amounted to $862,119 and $41,247, respectively. For the three months ended June 30, 2025 and 2024, unrealized foreign exchange loss was $626,756 and $130,289, respectively. For the six months ended June 30, 2025 and 2024, unrealized foreign exchange loss (gain) was $693,654 and ($9,805), respectively.

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

Internal-use software, net consisted of the following:

	June 30,	December 31,
	2025	2024
Internal-use software	$302,201	$264,062
Less: accumulated amortization	(174,344)	(129,794)
Internal-use software, net	$127,857	$134,268

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the three months ended June 30, 2025 and 2024 was $12 thousand and $11 thousand, respectively, and for the six months ended June 30, 2025 and 2024 was $24 thousand and $23 thousand, respectively.

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

Accrued Expenses

As part of the process of preparing the Company’s condensed consolidated financial statements, management is required to estimate its accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company makes estimates of its accrued expenses as of each balance sheet date based on facts and circumstances known at the time of the preparation of its condensed consolidated financial statements. There may be instances in which payments made to the Company’s vendors exceed the level of services provided, and result in a prepayment reported under Other Current Assets, which is subsequently expensed in the Condensed Consolidated Statements of Operations when the related activity has been performed. Historically, there have been no material differences between the Company’s estimates of accrued expenses reported at each balance sheet date and the amounts actually incurred.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of June 30, 2025 and December 31, 2024, common stock equivalents consisted of stock options, RSUs, and warrants. Because the Company has reported net losses since inception, these potential impacts would be antidilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

In March 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Eurostars and Innosuisse awarded a grant in the aggregated amount of $1.3 million to a consortium led by Gain Therapeutics that also includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. The grant is intended to support the development of the Company’s alpha-1 antitrypsin deficiency program. The portion of the grant that was allocated to the Company was $0.45 million. In June 2025, the grant was terminated due to the dissolution of the consortium. As such, as of the termination date, the remaining unused portion of the grant awarded of $0.21 million will be repaid. The remainder of the unused grant was reclassified into Accounts Payable.

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

In connection with the grants announced in March 2023 and May 2023 the Company recorded a reduction to research and development expenses of $0.3 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2025 and 2024, respectively. The Company recorded deferred grant income of nil and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, and grant-related receivables of $0.4 million and nil as of June 30, 2025 and December 31, 2024, respectively.

In the second quarter of fiscal year 2023, the Company’s wholly owned subsidiary, Gain Therapeutics Australia started the Phase 1 Clinical Trial for its lead program in Parkinson’s disease in Australia. The Australian government sponsors the Research and Development Tax Incentive (“R&DTI”) program which offers a tax credit for companies conducting eligible research and development activities. The R&DTI program provides for a cash refund based on a percentage of eligible research and development activities undertaken in Australia by Gain Therapeutics Australia. The Company recorded a reduction to research and development expenses of $0.2 million and nil during the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and nil during the six months ended June 30, 2025 and 2024, respectively, related to the R&DTI program. The corresponding receivable was recorded within Other Current Assets (see Note 6).

4. Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term and highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company’s cash and cash equivalents include short-term highly liquid investments which are readily convertible into cash and relate to money market securities which are reported at fair value. The Company’s institutional money market accounts permit daily redemption, and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Given their short-term maturities and the underlying value being mainly represented by cash equivalents, their face value amount approximates the related fair market value.

The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash, cash equivalents and restricted cash are broken down as follows:

	June 30,	December 31,
	2025	2024
Cash	$3,447,410	$5,640,783
Money Market	3,246,726	4,745,080
Total cash and cash equivalents	$6,694,136	$10,385,863
Restricted cash	$36,278	$31,695

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

5.	Marketable Securities

Marketable securities are comprised of United States Treasury Securities (“USTS”). The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume. The Company had no marketable securities as of June 30, 2025 and December 31, 2024. For the three and six months ended June 30, 2024, the Company recorded interest income on available-for-sale debt securities of $4 thousand and $38 thousand, respectively. The USTS in the portfolio reached their final maturity in April 2024.

6. Tax Credits, Prepaid Expenses and Other Current Assets

Tax credits, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Tax credits	$317,844	$271,079

Prepaid and deferred expenses	$936,975	$369,893
Prepaid directors and officers (D&O) insurance costs	261,365	80,959
Research and development grant receivable	1,096,383	494,684
Total prepaid expenses and other current assets	$2,294,723	$945,536

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

The research and development grant receivable refers to a tax credit for eligible research and development costs incurred under the R&DTI program and a receivable related to the research grant awarded by Innosuisse under the Swiss Accelerator program. Refer to Note 3 for further discussion.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2025	2024
Computer	$112,678	$101,087
Furniture and fixtures	66,444	58,573
Leasehold improvements	36,139	31,616
Laboratory instruments	40,638	35,700
Total property and equipment	255,899	226,976
Less: accumulated depreciation	(159,709)	(123,357)
Property and equipment, net	$96,190	$103,619

No disposals or impairments occurred during the three and six months ended June 30, 2025 and 2024. Depreciation has been calculated based on the assets’ estimated economic lives by taking into consideration the use, purpose and financial-technical duration of the assets. Depreciation expense for the three months ended June 30, 2025 and 2024 was $10 thousand and $9 thousand, respectively, and for the six months ended June 30, 2025 and 2024 was $19 thousand and $18 thousand, respectively.

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

In June 2025, the Company executed an amendment to its lease agreement for its Lugano office. The amended lease agreement extends the lease term for the existing office space from May 2026 to May 2027 and nullifies the Company’s option to extend the lease for an additional five years. As a result of the amended lease agreement, the Company remeasured the existing ROU asset and lease liability based on the terms of the amended lease agreement resulting in an increase to both the ROU asset and lease liability of $79 thousand.

The operating lease expenses are reported as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Research and development	$36,676	$34,953	$70,587	$70,717
General and administrative	9,686	26,306	18,574	53,199
Total operating lease costs	$46,362	$61,259	$89,161	$123,916

In the three and six months ended June 30, 2025, the Company incurred $17,636 and $35,272, respectively, in general and administrative costs related to the short term lease in Bethesda that commenced in October 2024.

The future minimum lease payments for the Company’s operating leases as of June 30, 2025, are as follows:

Fiscal Year	Operating Leases
2025	$89,589
2026	108,657
2027	33,598
Total future minimum lease payments	231,844
Less amount representing interest or imputed interest	2,673
Present value of lease liabilities	$229,171

9. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of June 30, 2025 and December 31, 2024, accounts payable amounted to $2.7 million and $0.9 million, respectively. All accounts payable are due in less than 12 months.

10. Other Current Liabilities and Deferred Grant Income

Other current liabilities and deferred grant income consisted of the following:

	June 30,	December 31,
	2025	2024
Payable for social security and withholding taxes	$205,849	$229,319
Accrued payroll	984,576	1,377,428
Accrued research and development	547,270	344,138
Accrued professional fees	422,919	461,966
Accrued other	13,135	10,417
Tax provision	25,169	18,493
Total other current liabilities	2,198,918	2,441,761
Deferred grant income	22,685	299,652
Total other current liabilities and deferred grant income	$2,221,603	$2,741,413

Accrued payroll refers to accruals for year-end bonuses, accrued vacations, overtime and other payroll-related accruals.

Tax provision refers to a tax payable due to the Spanish tax authorities related to taxable income generated in Spain.

Deferred grant income refers to the upfront payment that the Company has received after the successful application regarding research and development grants.

11. Pension and Other Benefit Programs

Net periodic pension costs related to the Company’s defined benefit pension plan refers only to Swiss employees and, as of June 30, 2025 and 2024, can be summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Component of net periodic pension costs:
Service cost	$41,405	$34,727	$79,399	$70,650
Interest cost	3,269	3,610	6,268	7,343
Expected return on plan assets	(3,368)	(2,709)	(6,458)	(5,510)
Amortization of losses	5,919	2,008	11,350	4,084
Amortization of prior service credit	(749)	(924)	(1,436)	(1,880)
Total	$46,476	$36,711	$89,123	$74,687

Employer contributions for the three and six months ended June 30, 2025 was $45 thousand and $68 thousand, respectively. The Company’s expected contributions for fiscal year 2025 are $137 thousand. Service cost is reported in general and administrative expenses. Certain other components of net periodic pension costs are reported in interest income, net in the Condensed Consolidated Statements of Operations.

12. Loans

In August 2020, the Company obtained a CHF 638,000 ($700,221 at the historical foreign exchange rate) nine-year loan, due in quarterly installments with payments commencing on December 31, 2021, and ending on June 30, 2029. The loan was part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, bears no interest and there were no issuance costs. The Company accounts for this loan at face value, which is deemed to approximate the related fair value.

The future payments under the loan are reported in the table below:

	Total	2025	2026	2027	2028	2029
Loan	$451,467	$126,108	$100,886	$100,886	$100,886	$22,701

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Assets
Cash equivalents:
Money market funds	$3,246,726	$—	$—
Total cash equivalents	3,246,726	—	—

Total financial assets	$3,246,726	$—	$—

December 31, 2024:
Assets
Cash equivalents:
Money market funds	$4,745,080	$—	$—
Total cash equivalents	4,745,080	—	—

Total financial assets	$4,745,080	$—	$—

The carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair value due to their short-term maturities.

14. Common, Preferred Stock and Warrants

At the Company’s annual meeting held on June 24, 2025, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase its authorized shares of common stock from 50,000,000 to 100,000,000. The amendment did not change any of the current rights and privileges of the Company’s common stock or its par value, and did not affect the number of shares of the Company’s common stock outstanding.

As of June 30, 2025 and December 31, 2024, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of June 30, 2025 and December 31, 2024, there were 30,771,321 and 27,132,588 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

At the market offering

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program, the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended June 30, 2025, the Company sold an aggregate of 1,417,361 shares of common stock at an average selling price of $1.88 per share under the 2024 ATM Program, raising gross proceeds of $2.67 million, which included $176 thousand of sales commissions and other offering expenses for net proceeds of $2.49 million. For the six months ended June 30, 2025, the Company sold an aggregate of 2,512,062 shares of common stock at an average selling price of $2.05 per share under the 2024 ATM Program, raising gross proceeds of $5.16 million, which included $251 thousand of sales commissions and other offering expenses for net proceeds of $4.91 million. The Company has sold an aggregate of 4,109,190 shares of common stock at an average selling price of $2.02 per share under the 2024 ATM Program, raising gross proceeds of $8.3 million, which included $0.44 million of sales and commissions and other offering expenses for net proceeds of $7.86 million.

Public offering June 2024

In June 2024, the Company completed the public offering of 7,116,547 shares of its common stock and 1,031,602 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of its common stock at the nominal exercise price of $0.0001. The public offering price was $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold, minus $0.0001. In the first quarter ended March 31, 2025, 454,893 pre-funded warrants were exercised resulting in the issuance of 454,893 shares of common stock. In the second quarter ended June 30, 2025, 576,709 pre-funded warrants were exercised resulting in the issuance of 576,709 shares of common stock.

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

	Year Ended December 31, 2024
	2024 Pre-Funded	2024 Underwriter
	Warrants	Warrants
Market price at grant date	$1.32	$1.32
Volatility	—%	73.47%
Expected term (years)	—	2.75
Risk-free interest rate	—%	4.28%
Expected dividend yield	—	—

Grant date fair value per share	$—	$0.56

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2025:

	Weighted Average	Warrants	Warrants
Expiration Date	Exercise Price	Outstanding	Exercisable
July 20, 2025	$5.07	225,387	225,387
November 24, 2028	2.75	4,084,426	4,084,426
June 17, 2029	1.69	593,965	593,965
Outstanding as of June 30, 2025	$2.73	4,903,778	4,903,778

On May 6, 2025, 200,000 warrants issued in 2021 to an investment bank for banking services and financial advisory were not exercised within their four year exercisable period and were therefore forfeited. The following table summarizes the Company’s warrants activity for the six months ended June 30, 2025:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2024	6,135,380	$2.63
Exercised:
Pre-funded Warrants	(1,031,602)	—
Forfeited:
May 6th Warrants	(200,000)	13.75
Outstanding as of June 30, 2025	4,903,778	$2.73

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2024	3,152,445	$2.80	$4.33
Options granted	1,204,325	1.63	2.28
Options cancelled/forfeited	(16,850)	3.59	4.97
Options outstanding as of June 30, 2025	4,339,920	$2.48	$3.76

As of June 30, 2025, unrecognized compensation costs associated with the stock options grants was $3.9 million and will be recognized over a period of 3.75 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 were as follows, presented on a weighted-average basis:

	Six Months Ended June 30
	2025	2024
Grant date fair value	$1.63	$2.49
Volatility	80%	66%
Expected term (years)	6.01	5.64
Risk-free interest rate	4.06%	4.23%
Expected dividend yield	—	—

The assumptions that cause the greatest variation in fair value in the Black-Scholes model are the volatility and expected term of exercise. Increases or decreases in either the volatility or expected term of exercise will cause the Black-Scholes option value to increase or decrease, respectively. Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the six months ended June 30, 2025:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2024	102,702	$4.12
Granted	54,945	2.73
Vested	(95,069)	3.30
Cancelled/forfeited	(33,745)	4.12
Outstanding as of June 30, 2025	28,833	$4.18
Total unrecognized expense remaining	$154,659
Years unrecognized expense expected to be recognized over	1.75

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Research and development	$311,342	$287,251	$579,310	$469,488
General and administrative	210,677	1,195,649	362,213	1,203,837
Total stock-based compensation	$522,019	$1,482,900	$941,523	$1,673,325

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in antidilutive impacts:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Options to purchase common stock	4,243,920	3,521,270	3,878,422	3,084,152
RSUs	68,062	354,725	86,680	404,133
Warrants to purchase common stock	4,980,701	4,591,783	5,041,900	4,566,730

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

There were no receivables and payables as of June 30, 2025 and December 31, 2024 with Minoryx. There were no revenues or expenses for the six months ended June 30, 2025 and 2024 with Minoryx.

18. Commitments and Contingencies

Commitments:

As of June 30, 2025, the Company had research commitments for $3.7 million for activities that will be performed within one year.

Contingencies:

The Company records a provision for its contingent obligations when it is probable that a loss will be incurred, and the amount of the loss can be reasonably estimated. On September 18, 2024, Matthias Alder, the Company’s former Chief Executive Officer, filed litigation against the Company in the Circuit Court of Maryland for Montgomery County. Mr. Alder’s employment was terminated on June 25, 2024. In connection with the litigation the Company recorded an accrual of $0.53 million, reported within payroll related accruals as of December 31, 2024. Following mediation, the lawsuit was dismissed with prejudice on July 2, 2025. The amounts accrued by the Company were materially in line with the disbursements required to settle this litigation.

19. Subsequent Events

In July 2025, the Company completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrants to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds of $7.0 million, which includes $0.9 million in offering expenses for net proceeds of $6.1 million. Following completion of the public offering, the underwriter exercised the over-allotment option that was granted in connection with the public offering to purchase an additional 675,246 shares of common stock and warrants to purchase 337,623 shares of common stock which resulted in additional net proceeds of $1.0 million

In connection with the public offering, the Company issued the underwriter warrants to purchase 362,382 shares of common stock at an exercise price of $1.94 per share as a consideration for the services provided. The underwriter warrants will be exercisable for four and a half years commencing six months after the date of the underwriting agreement.

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

Recent Developments

On June 30, 2025, we announced the faster-than-anticipated completion of enrollment in our ongoing Phase 1b clinical study evaluating the safety and tolerability of GT-02287. The participants will reach their 90-day visit in time to facilitate biomarker analysis of all cerebrospinal fluid samples taken by the fourth quarter of 2025 and we expect to provide full results during the fourth quarter of 2025.

On July 17, 2025, we completed an underwritten public offering of 4,501,640 shares of our common stock and warrants to purchase 2,250,820 shares of our common stock. The public offering resulted in gross proceeds of $7.0 million, which includes $0.9 million in offering expenses for net proceeds of $6.1 million. Following completion of the public offering, the underwriter exercised the over-allotment option that was granted in connection with the public offering to purchase an additional 675,246 shares of common stock and warrants to purchase up to 337,623 shares of common stock which resulted in additional net proceeds of $1.0 million. In connection with the public offering, we issued the underwriter warrants to purchase 362,382 shares of common stock as a consideration for the services provided.

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

In September 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. We will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended June 30, 2025, we sold an aggregate of 1,417,361 shares of common stock at an average selling price of $1.88 per share under the 2024 ATM Program, for total gross proceeds of $2.67 million, which included $176 thousand of sales commissions and other offering expenses for net proceeds of $2.49 million. For the six months ended June 30, 2025, we sold an aggregate of 2,512,062 shares of common stock at an average selling price of $2.05 per share under the 2024 ATM Program, for total gross proceeds of $5.16 million, which included $251 thousand of sales commissions and other offering expenses for net proceeds of $4.91 million. We have sold an aggregate of 4,109,190 shares of common stock at an average selling price of $2.02 per share under the 2024 ATM Program, for total gross proceeds of $8.3 million, which included $0.44 million of sales commissions and other offering expenses for net proceeds of $7.86 million.

In June 2024, we completed the public offering of 7.1 million shares of our common stock and 1.0 million pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of our common stock at the nominal exercise price of $0.0001. The public offering price is $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold to the public in this offering, minus $0.0001. The public offering resulted in gross proceeds of $11.0 million, which includes $1.2 million of underwriting commissions and other expenses connected with the financing round. In the first quarter ended March 31, 2025, 454,893 pre-funded warrants were exercised resulting in the issuance of 454,893 shares of common stock. In the second quarter ended June 30, 2025, 576,709 pre-funded warrants were exercised resulting in the issuance of 576,709 shares of common stock.

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

On May 6, 2025, 200,000 warrants issued in 2021 to an investment bank for banking services and financial advisory were not exercised within their four year exercisable period and were therefore forfeited.

At our annual meeting held on June 24, 2025, the stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase our authorized shares of common stock from 50,000,000 to 100,000,000. The amendment did not change any of the current rights and privileges of our common stock or its par value, and did not affect the number of shares of our common stock outstanding.

From inception through June 30, 2025, we have raised an aggregate of $94 million of gross proceeds through equity financing, including the issuance of convertible preferred stock, our initial public offering, secondary offerings and previous sales under our ATM Programs. Outstanding and exercisable warrants were 4.9 million at a weighted-average exercise price per share of $2.73 through June 30, 2025 related to previous public and private offerings.

In July 2025, we completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock, which resulted in net proceeds of $6.1 million. Following completion of the public offering, the underwriter exercised the over-allotment option that was granted in connection with the public offering to purchase 675,246 shares of common stock and warrants to purchase 337,623 shares of common stock which resulted in additional net proceeds of $1.0 million.

As of June 30, 2025, we had cash and cash equivalents of $6.7 million. In addition, in connection with our public offering in July 2025, we received $7.1 million in net proceeds. We have incurred recurring losses and negative cash flows from operations since inception and as of June 30, 2025 and December 31, 2024, had an accumulated deficit of $91.5 million and $81.2 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of June 30, 2025 and December 31, 2024 we had an accumulated deficit of $91.5 million and $81.2 million, respectively, and as of June 30, 2025, we had cash and cash equivalents of $6.7 million. During the three and six months ended June 30, 2025, we incurred net losses of $5.8 million and $10.3 million, respectively. During the six months ended June 30, 2025, we incurred negative cash flows from operations of $8.9 million. Our current operating plan indicates that we will continue to incur losses from operations and negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the first quarter of 2026. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including stock-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Pre-clinical activities, clinical activities and outside services	$1,987,530	$3,230,592	$(1,243,062)	$3,443,572	$4,847,907	$(1,404,335)
Personnel expenses	1,155,449	1,279,796	(124,346)	2,256,211	2,299,184	(42,974)
Other	155,823	116,727	39,096	225,789	190,921	34,868
Research grants	(539,830)	(189,484)	(350,346)	(909,589)	(393,475)	(516,114)
Total research and development expenses	$2,758,973	$4,437,631	$(1,678,658)	$5,015,983	$6,944,537	$(1,928,554)

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense, and foreign exchange gain or loss.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Operating expenses:
Research and development	$(2,758,973)	$(4,437,631)	$(1,678,658)	$(5,015,983)	$(6,944,537)	$(1,928,554)
General and administrative	(2,330,553)	(3,745,193)	(1,414,640)	(4,442,919)	(5,615,987)	(1,173,068)
Total operating expenses	(5,089,526)	(8,182,824)	(3,093,298)	(9,458,902)	(12,560,524)	(3,101,622)

Loss from operations	(5,089,526)	(8,182,824)	(3,093,298)	(9,458,902)	(12,560,524)	(3,101,622)

Other income (expense):
Interest income, net	42,568	84,531	(41,963)	82,981	199,834	(116,853)
Foreign exchange (loss) gain, net	(620,924)	(43,576)	(577,348)	(721,510)	224,501	(946,011)
Loss before income tax	(5,667,882)	(8,141,869)	(2,473,987)	(10,097,431)	(12,136,189)	(2,038,758)

Income tax	(141,205)	(1,209)	139,996	(241,714)	(21,083)	220,631

Net loss	$(5,809,087)	$(8,143,078)	$(2,333,991)	$(10,339,145)	$(12,157,272)	$(1,818,127)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.19)	$(0.42)	$(0.23)	$(0.35)	$(0.65)	$(0.30)
Weighted average common stock - basic and diluted	30,341,523	19,215,582		29,518,045	18,600,683

Comparison of the Three Months and Six Months Ended June 30, 2025 and 2024

Research and development expenses

Research and development expenses decreased by $1.7 million to $2.8 million for the three months ended June 30, 2025, as compared to $4.4 million for the three months ended June 30, 2024. Research and development expenses decreased by $1.9 million to $5.0 million for the six months ended June 30, 2025, as compared to $6.9 million for the six months ended June 30, 2024. The decreases in research and development were primarily related to recognition of research grant income, the research and development tax incentive program tax credit, and optimization of our pipeline costs and research and development personnel. The decreases were partially offset by an increase in stock-based compensation.

General and administrative expenses

General and administrative expenses decreased by $1.4 million to $2.3 million for the three months ended June 30, 2025, as compared to $3.7 million for the three months ended June 30, 2024. General and administrative expenses decreased by $1.2 million to $4.4 million for the six months ended June 30, 2025, as compared to $5.6 million for the six months ended June 30, 2024. The decreases in general and administrative expenses for the period were primarily attributable to a decrease in stock-based compensation. The decreases were partially offset by an increase in legal and professional fees relating to general corporate matters.

Interest income, net

Interest income, net decreased by $42 thousand to $43 thousand for the three months ended June 30, 2025 from $85 thousand for the three months ended June 30, 2024. Interest income, net decreased by $117 thousand to $83 thousand for the six months ended June 30, 2025 from $200 thousand for the six months ended June 30, 2024. The decreases were mainly attributable to lower interest income from treasury securities that reached final maturity in April 2024.

Foreign exchange (loss) gain, net

Foreign exchange loss, net increased by $0.6 million to a loss of $0.6 million for the three months ended June 30, 2025, as compared to $44 thousand for the three months ended June 30, 2024. Foreign exchange gain, net decreased by $0.9 million to a loss of $0.7 million for the six months ended June 30, 2025, as compared to a gain of $0.2 million for the six months ended June 30, 2024. The decreases were mainly attributable to the unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

Income taxes

Income taxes were $141 thousand and $1 thousand for the three months ended June 30, 2025 and 2024, respectively. Income taxes were $242 thousand and $21 thousand for the six months ended June 30, 2025 and 2024, respectively. The increases were mainly attributable to higher income taxes payable in Australia.

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

As of June 30, 2025 and December 31, 2024, we had $6.7 million and $10.4 million in cash and cash equivalents, respectively, and an accumulated deficit of $91.5 million and $81.2 million, respectively. In addition, in connection with our public offering in July 2025, we received $7.1 million in net proceeds. We had indebtedness of $0.5 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively. Together with the cash raised during the July 2025 public offering and our cash and cash equivalents available as of June 30, 2025 are expected to be sufficient to fund our anticipated operating and capital requirements into the first quarter of 2026 and will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Quarterly Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, including sales under our 2024 ATM Program, debt financings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of June 30, 2025, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2025	2024
Cash used in operating activities	$(8,920,509)	$(9,342,986)
Cash provided by investing activities	—	5,020,955
Cash provided by financing activities	4,863,760	9,890,560
Effect of exchange rate changes	369,605	(429,381)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,687,144)	$5,139,148

Cash Flows from Operating Activities

Operating cash flow used during the six months ended June 30, 2025 decreased compared to the prior-year period primarily due to a lower net loss (excluding non-cash items such as stock-based compensation and foreign currency transaction gains or losses) and changes in working capital. During the six months ended June 30, 2025 and 2024, we used $8.9 million and $9.3 million of cash, respectively, in operating activities primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $5.0 million due to the maturity of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $4.9 million due to net proceeds from the issuance of shares pursuant to the 2024 ATM Program.

During the six months ended June 30, 2024, cash provided by $9.9 million mainly related to the following: $10.0 million provided by net proceeds from issuance of shares and warrants in public offering and $0.1 million provided by the exercise of public warrants, partially offset by $0.2 million payment of deferred offering costs.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, stock-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, the Company and two members of its board of directors were named as defendants in a lawsuit filed in the Circuit Court of Maryland for Montgomery County by Matthias Alder, the Company’s former Chief Executive Officer. Following mediation, the parties reached an agreement in principle to settle the case and subsequently executed a settlement agreement resolving and releasing all claims as to all parties. The lawsuit was dismissed with prejudice on July 2, 2025.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025. Other than as set forth below, no material changes to such risk factors have occurred during the quarter ended June 30, 2025:

Changes in tax laws could adversely affect our business and financial condition.

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the “2025 U.S. Tax Act”) was signed into law, which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we do not anticipate the 2025 U.S. Tax Act to have a material impact to our financial condition, results of operations, cash flows or effective tax rate, we continue to evaluate the impact of the legislative changes as additional guidance becomes available. Uncertainty remains regarding timing and interpretation by the tax authorities in the affected jurisdictions. Future tax reform and legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on June 24, 2025.	8-K	001-40237	3.1	6/24/2025
4.1	Form of Warrant	8-K	001-40237	4.1	7/17/2025
4.2	Form of Underwriter’s Warrant	8-K	001-40237	4.2	7/17/2025
4.3	Form of Warrant Agent Agreement, by and between Gain Therapeutics, Inc. and Pacific Stock Transfer Company	8-K	001-40237	4.3	7/17/2025
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the iXBRL document)

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

GAIN THERAPEUTICS, INC.
(Registrant)

August 12, 2025	By: /s/ Gene Mack
Date	Gene Mack
Chief Executive Officer
(Principal Executive Officer)

August 12, 2025	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Vice President Finance
(Principal Financial Officer and Principal Accounting Officer)