Form 10-Q
period 2025-09-30
Gain Therapeutics, Inc.
filed 2025-11-12
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, the registrant had 36,097,536 shares of common stock outstanding.

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

Item 1. Condensed Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,807,353	$10,385,863
Tax credits	271,515	271,079
Prepaid expenses and other current assets	1,438,400	945,536
Total current assets	10,517,268	11,602,478

Noncurrent assets:
Property and equipment, net	85,572	103,619
Internal-use software, net	114,607	134,268
Operating lease right-of-use assets	184,422	219,715
Restricted cash	36,117	31,695
Long-term deposits and other noncurrent assets	33,694	32,109
Total noncurrent assets	454,412	521,406
Total assets	$10,971,680	$12,123,884

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,577,151	$946,259
Operating lease liability - current	115,910	160,913
Other current liabilities	2,340,703	2,441,761
Deferred grant income - current	11,293	252,211
Loans - current	125,545	110,177
Total current liabilities	4,170,602	3,911,321

Noncurrent liabilities:
Defined benefit pension plan	527,825	443,623
Operating lease liability - noncurrent	65,026	53,598
Deferred grant income - noncurrent	—	47,441
Loans - noncurrent	298,797	328,327
Total noncurrent liabilities	891,648	872,989
Total liabilities	$5,062,250	$4,784,310

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of September 30, 2025 and December 31, 2024	$—	$—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 35,976,390 and 27,132,588 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,599	2,713
Additional paid-in capital	102,161,036	88,779,318
Accumulated other comprehensive income (loss)	563,221	(247,549)
Accumulated deficit	(81,194,908)	(60,783,717)
Loss of the period	(15,623,518)	(20,411,191)
Total stockholders’ equity	5,909,430	7,339,574
Total liabilities and stockholders’ equity	$10,971,680	$12,123,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Operating expenses:
Research and development	$(2,849,510)	$(2,621,722)	$(7,865,493)	$(9,566,259)
General and administrative	(1,936,267)	(1,837,242)	(6,379,186)	(7,453,229)
Total operating expenses	(4,785,777)	(4,458,964)	(14,244,679)	(17,019,488)

Loss from operations	(4,785,777)	(4,458,964)	(14,244,679)	(17,019,488)

Other income (expense):
Interest income, net	78,074	105,405	161,055	305,239
Foreign exchange (loss) gain, net	(27,382)	(121,139)	(748,892)	103,362
Loss before income tax	(4,735,085)	(4,474,698)	(14,832,516)	(16,610,887)

Income tax	(549,288)	(10,994)	(791,002)	(32,077)

Net loss	$(5,284,373)	$(4,485,692)	$(15,623,518)	$(16,642,964)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.17)	$(0.50)	$(0.78)
Weighted average common stock - basic and diluted	34,998,060	26,531,747	31,351,432	21,273,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net loss	$(5,284,373)	$(4,485,692)	$(15,623,518)	$(16,642,964)
Components of other comprehensive income (loss):
Unrealized gain on available-for-sale marketable securities	—	—	—	4,974
Changes in defined benefit pension plan obligation, net of tax	5,308	1,301	16,068	3,477
Foreign currency translation	(26,170)	229,047	794,702	(12,882)
Other comprehensive (loss) income, net of tax	(20,862)	230,348	810,770	(4,431)
Comprehensive loss	$(5,305,235)	$(4,255,344)	$(14,812,748)	$(16,647,395)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended September 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of June 30, 2025	30,771,321	$3,078	$94,642,942	$584,083	$(91,534,053)	$3,696,050
Stock-based compensation (Note 15)	2,883	—	460,793	—	—	460,793
Exercise of warrants (Note 14)	25,300	3	41,742	—	—	41,745
Changes in defined benefit pension plan obligation (Note 11)	—	—	—	5,308	—	5,308
Foreign currency translation	—	—	—	(26,170)	—	(26,170)
Issuance of shares and warrants in public offering (Note 14)	5,176,886	518	7,015,558	—	—	7,016,076
Net loss	—	—	—	—	(5,284,373)	(5,284,373)
Balance as of September 30, 2025	35,976,390	$3,599	$102,161,036	$563,221	$(96,818,426)	$5,909,430

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Nine Months Ended September 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	27,132,588	$2,713	$88,779,318	$(247,549)	$(81,194,908)	$7,339,574
Stock-based compensation (Note 15)	97,952	9	1,414,429	—	—	1,414,438
Exercise of warrants (Note 14)	1,056,902	108	41,742	—	—	41,850
Changes in defined benefit pension plan obligation (Note 11)	—	—	—	16,068	—	16,068
Foreign currency translation	—	—	—	794,702	—	794,702
Issuance of shares in ATM offering (Note 14)	2,512,062	251	4,909,989	—	—	4,910,240
Issuance of shares and warrants in public offering (Note 14)	5,176,886	518	7,015,558	—	—	7,016,076
Net loss	—	—	—	—	(15,623,518)	(15,623,518)
Balance as of September 30, 2025	35,976,390	$3,599	$102,161,036	$563,221	$(96,818,426)	$5,909,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended September 30, 2024	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of June 30, 2024	25,172,573	$2,518	$84,710,747	$12,462	$(72,940,989)	$11,784,738
Stock-based compensation (Note 15)	25,811	2	352,015	—	—	352,017
Defined benefit pension plan adjustments (Note 11)	—	—	—	1,301	—	1,301
Foreign currency translation	—	—	—	229,047	—	229,047
Issuance of shares in ATM offering (Note 14)	426,786	42	615,473	—	—	615,515
Issuance of shares and warrants in public offering (Note 14)	337,076	34	412,422	—	—	412,456
Net loss	—	—	—	—	(4,485,692)	(4,485,692)
Balance as of September 30, 2024	25,962,246	$2,596	$86,090,657	$242,810	$(77,426,681)	$8,909,382

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Nine Months Ended September 30, 2024	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2023	16,206,680	$1,621	$73,113,079	$247,241	$(60,783,717)	$12,578,224
Stock-based compensation (Note 15)	61,794	5	1,930,344	—	—	1,930,349
Exercise of stock options (Note 15)	15,983	2	57,709	—	—	57,711
Exercise of warrants (Note 14)	1,797,380	180	113,621	—	—	113,801
Defined benefit pension plan adjustments (Note 11)	—	—	—	3,477	—	3,477
Foreign currency translation	—	—	—	(12,882)	—	(12,882)
Net unrealized gain on available-for-sale securities (Note 5)	—	—	—	4,974	—	4,974
Issuance of shares in ATM offering (Note 14)	426,786	42	615,473	—	—	615,515
Issuance of shares and warrants in public offering (Note 14)	7,453,623	746	10,260,431	—	—	10,261,177
Net loss	—	—	—	—	(16,642,964)	(16,642,964)
Balance as of September 30, 2024	25,962,246	$2,596	$86,090,657	$242,810	$(77,426,681)	$8,909,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net loss	$(15,623,518)	$(16,642,964)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,805	62,764
Stock-based compensation expense	1,401,528	2,030,830
Other non-cash items	793,744	(410,461)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(386,545)	(718,948)
Long term deposit and other noncurrent assets	2,319	(22,155)
Accounts payable and other current liabilities	316,652	332,959
Defined benefit pension plan	(103,702)	(93,069)
Deferred grant income	(313,228)	41,853
Total changes in operating assets and liabilities	(484,504)	(459,360)
Cash used in operating activities	(13,846,945)	(15,419,191)

Cash flows from investing activities:
Purchase of property and equipment and internal-use software	—	(21,548)
Maturities of marketable securities	—	5,042,502
Cash provided by investing activities	—	5,020,954

Cash flow from financing activities:
Net proceeds from issuance of shares in ATM offering (Note 14)	4,910,240	615,515
Net proceeds from issuance of shares and warrants in public offering (Note 14)	7,411,554	10,261,177
Net proceeds from the exercise of warrants (Note 14)	41,745	113,801
Net proceeds from the exercise of stock options (Note 15)	—	57,711
Payments of offering costs (Note 14)	(395,478)	(280,867)
Payments of current portion of long-term debt (Note 12)	(71,476)	(68,099)
Cash provided by financing activities	11,896,585	10,699,238
Effect of exchange rate changes	376,272	(46,576)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,574,088)	254,425
Cash, cash equivalents and restricted cash at beginning of period	10,417,558	11,828,970
Cash, cash equivalents and restricted cash at end of period	$8,843,470	$12,083,395

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

The Company is a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (CNS) disorders, lysosomal storage disorders (LSDs), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology.

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

In October 2025 the Company presented early results from its Phase 1b clinical study in patients with Parkinson’s disease at the International Congress of Parkinson’s Disease and Movement Disorders®. GT-02287 was generally well tolerated, with no treatment-emergent serious adverse events observed. Additionally, participants in the open label trial appear to be benefitting from stabilization and trending improvements in their MDS-UPDRS scores after 90 days of GT-02287 administration.

In September 2025 the company elected to extend the open label study for an additional 9 months to allow participants interested in remaining on GT-02287 to continue on the study. The majority of participants have elected to remain on the open label extension.

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

The interim condensed consolidated financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2025, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended September 30, 2025 and 2024.

The results for the periods ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report.

The accompanying interim condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements. As of September 30, 2025, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

The Company’s activities have consisted primarily of performing research and conducting preclinical and clinical studies, organizing and staffing the Company, expanding its operations, securing financing, developing and securing its in-licensed technology. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, establishing manufacturing capacity and obtaining regulatory approval prior to commercialization. These efforts require significant amounts of additional capital for the Company to complete its research and development activities, achieve its research and development objectives, defend its intellectual property rights, and recruit and retain skilled personnel and key members of management. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

In accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and cash equivalents of $8.8 million as of September 30, 2025 will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future, substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the first quarter of 2026.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The functional currencies of the Company’s operations are the local currencies (USD in the United States, Swiss franc in Switzerland, euro in Spain and Australian dollar in Australia). Assets and liabilities reported in the Condensed Consolidated Balance Sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Condensed Consolidated Statements of Operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the

Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of September 30, 2025 and December 31, 2024, accumulated currency translation adjustments recorded in accumulated other comprehensive loss amounted to $835,949 and $41,247, respectively. For the three months ended September 30, 2025 and 2024, unrealized foreign exchange gain was $37,064 and $14,193, respectively. For the nine months ended September 30, 2025 and 2024, unrealized foreign exchange loss was $656,591 and unrealized foreign exchange gain was $23,998, respectively.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, judgments and assumptions including those related to going concern assessment, recognition of accrued expenses, defined benefit pension liability, stock-based compensation, and recognition of research grants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable by management under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected.

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

Concentrations of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that may expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents which are deposited in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with equity financings as issuance costs. These costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the issuance costs will be expensed immediately as a charge to operating expenses in the Condensed Consolidated Statements of Operations.

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

Internal-use software, net consisted of the following:

	September 30,	December 31,
	2025	2024
Internal-use software	$300,853	$264,062
Less: accumulated amortization	(186,246)	(129,794)
Internal-use software, net	$114,607	$134,268

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the three months ended September 30, 2025 and 2024 was $13 thousand and $12 thousand, respectively, and for the nine months ended September 30, 2025 and 2024 was $36 thousand and $35 thousand, respectively.

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

Under the Australian government’s Research and Development Tax Incentive (“R&DTI”) program, the Company is eligible to obtain certain research and development tax credits. The tax credits are available on the basis of specific criteria with which the Company must comply. The tax credits are administered through the local tax authority and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions. The tax credits are based on a percentage of eligible research and development activities under the program and are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the Condensed Consolidated Statements of Operations as a reduction to research and development expenses when collectability is reasonably assured. The Company records the research and development tax credit as an offset to income tax payable with any remainder recorded in other receivables.

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

Income taxes were $549 thousand and $11 thousand for the three months ended September 30, 2025 and 2024, respectively. Income taxes were $791 thousand and $32 thousand for the nine months ended September 30, 2025 and 2024, respectively. The increases were mainly attributable to higher corporate taxes in Australia.

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

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of September 30, 2025 and December 31, 2024, common stock equivalents consisted of stock options, RSUs, and warrants. Because the Company has reported net losses since inception, these potential impacts would be antidilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles–Goodwill and Other– Internal-Use Software (Subtopic 350-40). The ASU modernizes the accounting for software development by removing all references to prescriptive and sequential software development stages in favor of a probable-to-completion recognition threshold. The probable-to-completion recognition threshold requires two criteria be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively, retrospectively, or via a modified prospective transition method. The modified prospective transition approach would allow entities to account for an in-process project that, before the transition date, met the capitalization requirements but would no longer meet the requirements for capitalization under the ASU by derecognizing the capitalized costs for that in-process project through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating this new standard, but does not expect it to have material impact on its consolidated results of operations and financial condition.

3.	Research Grants

During the course of its business, the Company applies for research grants with public or private organizations to fund its research projects. Under the terms of these grants, the Company receives an upfront payment or is entitled to receive reimbursement of its allowable direct research expenses.

In March 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Eurostars and Innosuisse awarded a grant in the aggregated amount of $1.3 million to a consortium led by Gain Therapeutics that also includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. The grant was intended to support the development of the Company’s alpha-1 antitrypsin deficiency program. The portion of the grant that was allocated to the Company was $0.45 million. In June 2025, the grant was terminated due to the dissolution of the consortium. The remaining unused portion of the grant awarded of $0.21 million was repaid as of September 30, 2025.

In May 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Innosuisse awarded the Company a grant under the Swiss Accelerator program in the amount of $2.8 million to support further development activities of Gain Therapeutics’ lead program GBA1 Parkinson’s disease. In December 2024, the parties to the grant entered into an amendment to the funding agreement whereby the grant amount was amended to approximately $2.0 million due to changes in project scope. There is no impact to the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets due to this amendment.

In connection with the grants announced in March 2023 and May 2023 the Company recorded a reduction to research and development expenses of $0.2 million and $0.05 million during the three months ended September 30, 2025 and 2024, respectively, and $0.7 million and $0.4 million during the nine months ended September 30, 2025 and 2024, respectively. The Company recorded deferred grant income of nil and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, and grant-related receivables of $0.4 million and nil as of September 30, 2025 and December 31, 2024, respectively.

In the second quarter of fiscal year 2023, the Company’s wholly owned subsidiary, Gain Therapeutics Australia started the Phase 1 Clinical Trial for its lead program in Parkinson’s disease in Australia. The Australian government sponsors the Research and Development Tax Incentive (“R&DTI”) program which offers a tax credit for companies conducting eligible research and development activities. The R&DTI program provides for a cash refund based on a percentage of eligible research and development activities undertaken in Australia by Gain Therapeutics Australia. The Company recorded a reduction to research and development expenses of $0.5 million and $0.25 million during the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.3 million during the nine months ended September 30, 2025 and 2024, respectively, related to the R&DTI program. The corresponding receivable was recorded within Other Current Assets (see Note 6).

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

Cash, cash equivalents and restricted cash are broken down as follows:

	September 30,	December 31,
	2025	2024
Cash	$2,529,888	$5,640,783
Money market	6,277,465	4,745,080
Total cash and cash equivalents	$8,807,353	$10,385,863
Restricted cash	$36,117	$31,695

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano and deposited into a restricted bank account as a guarantee.

5.	Marketable Securities

Marketable securities are comprised of United States Treasury Securities (“USTS”). The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume. The Company had no marketable securities as of September 30, 2025 and December 31, 2024. For the three and nine months ended September 30, 2024, the Company recorded interest income on available-for-sale debt securities of nil and $38 thousand, respectively. The USTS in the portfolio reached their final maturity in April 2024.

6. Tax Credits, Prepaid Expenses and Other Current Assets

Tax credits, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Tax credits	$271,515	$271,079

Prepaid and deferred expenses	$421,924	$210,201
Prepaid research and development service agreements	329,903	159,692
Prepaid directors and officers (D&O) insurance costs	169,479	80,959
Research and development grant receivables	517,094	494,684
Total prepaid expenses and other current assets	$1,438,400	$945,536

Tax credits consist of a value-added tax credit, which is an indirect tax receivable from Swiss and Spanish tax authorities on purchases of goods and services executed in those countries.

Prepaid and deferred expenses refer to pre-payments made to the Company’s vendors for future services.

Prepaid research and development service agreements mainly refer to research agreements entered into with third parties for research projects that will be recognized as expenses throughout the research period.

Prepaid D&O insurance costs relate to an annual insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one year insurance period.

The research and development grant receivables refers to a tax credit for eligible research and development costs incurred under the R&DTI program and a receivable related to the research grant awarded by Innosuisse under the Swiss Accelerator program. Refer to Note 3 for further discussion.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
Computer	$112,573	$101,087
Furniture and fixtures	66,165	58,573
Leasehold improvements	35,979	31,616
Laboratory instruments	40,462	35,700
Total property and equipment	255,180	226,976
Less: accumulated depreciation	(169,608)	(123,357)
Property and equipment, net	$85,572	$103,619

No disposals or impairments occurred during the three and nine months ended September 30, 2025 and 2024. Depreciation has been calculated based on the assets’ estimated economic lives by taking into consideration the use, purpose and financial-technical duration of the assets. Depreciation expense for the three months ended September 30, 2025 and 2024 was $10 thousand and for the nine months ended September 30, 2025 and 2024 was $29 thousand and $28 thousand, respectively.

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

In September 2025, the Company executed an amendment to its lease agreement for its Bethesda office. The amended lease agreement extends the lease term for the existing office space from October 2025 to September 2026. This lease is accounted for as a short-term lease. In the three and nine months ended September 30, 2025, the Company incurred expenses of $17,636 and $52,908, respectively. These expenses were recognized on a straight-line basis and reported within general and administrative costs.

In June 2025, the Company executed an amendment to its lease agreement for its Lugano office. The amended lease agreement extends the lease term for the existing office space from May 2026 to May 2027. As a result of the amended lease agreement, the Company remeasured the existing ROU asset and lease liability based on the terms of the amended lease agreement resulting in an increase to both the ROU asset and lease liability of $79 thousand.

The operating lease expenses are reported as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Research and development	$37,795	$35,392	$108,382	$106,110
General and administrative	9,989	26,196	28,563	79,395
Total operating lease costs	$47,784	$61,588	$136,945	$185,505

The future minimum lease payments for the Company’s operating leases as of September 30, 2025, are as follows:

Fiscal Year	Operating Leases
2025	$41,214
2026	108,176
2027	33,448
Total future minimum lease payments	182,838
Less amount representing interest or imputed interest	1,902
Present value of lease liabilities	$180,936

9. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of September 30, 2025 and December 31, 2024, accounts payable amounted to $1.6 million and $0.9 million, respectively. All accounts payable are due in less than 12 months.

10. Other Current Liabilities and Deferred Grant Income

Other current liabilities and deferred grant income consisted of the following:

	September 30,	December 31,
	2025	2024
Payable for social security and withholding taxes	$178,419	$229,319
Accrued payroll	1,047,367	1,377,428
Accrued research and development	735,238	344,138
Accrued professional fees	322,412	461,966
Accrued other	10,977	10,417
Tax provision	46,289	18,493
Total other current liabilities	2,340,703	2,441,761
Deferred grant income	11,293	299,652
Total other current liabilities and deferred grant income	$2,351,996	$2,741,413

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

11. Pension and Other Benefit Programs

Net periodic pension costs related to the Company’s defined benefit pension plan refers only to Swiss employees and, as of September 30, 2025 and 2024, can be summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Component of net periodic pension costs:
Service cost	$42,699	$36,306	$122,098	$106,956
Interest cost	3,371	3,774	9,639	11,117
Expected return on plan assets	(3,473)	(2,832)	(9,932)	(8,342)
Amortization of losses	6,104	2,099	17,454	6,183
Amortization of prior service credit	(772)	(966)	(2,209)	(2,847)
Total	$47,929	$38,381	$137,050	$113,067

Employer contributions for the three and nine months ended September 30, 2025 was $35 thousand and $104 thousand, respectively. The Company’s expected contributions for fiscal year 2025 are $138 thousand. Service cost is reported in general and administrative expenses. Certain other components of net periodic pension costs are reported in interest income, net in the Condensed Consolidated Statements of Operations.

12. Loans

In August 2020, the Company obtained a CHF 638,000 ($700,221 at the historical foreign exchange rate), nine-year loan, due in quarterly installments with payments commencing on December 31, 2021, and ending on June 30, 2029. The loan was part of the infrastructure put in place by the Federal Council and Swiss Parliament in view of the economic consequences of the COVID-19 pandemic, bears no interest and there were no issuance costs. The Company accounts for this loan at face value, which is deemed to approximate the related fair value.

Total future payments for the Company’s loan as of September 30, 2025 are as follows:

	Total	2025	2026	2027	2028	2029
Loan	$424,342	$25,109	$100,436	$100,436	$100,436	$97,925

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Assets
Cash equivalents:
Money market funds	$6,277,465	$—	$—
Total cash equivalents	6,277,465	—	—

Total financial assets	$6,277,465	$—	$—

December 31, 2024:
Assets
Cash equivalents:
Money market funds	$4,745,080	$—	$—
Total cash equivalents	4,745,080	—	—

Total financial assets	$4,745,080	$—	$—

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

As of September 30, 2025 and December 31, 2024, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of September 30, 2025 and December 31, 2024, there were 35,976,390 and 27,132,588 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

Public offering July 2025

In July 2025, the Company completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds to the Company of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds to the Company of $6.0 million. In the third quarter ended September 30, 2025, 25,300 public warrants were exercised resulting in the issuance of 25,300 shares of common stock and additional net proceeds of $42 thousand.

Following completion of the public offering, the underwriter exercised the over-allotment option that was granted in connection with the public offering to purchase an additional 675,246 shares of common stock, and warrants to purchase 337,623 shares of common stock, which resulted in additional gross proceeds of $1.1 million, which included $0.1 million in offering expenses, such as underwriter fees, for net proceeds of $1.0 million.

The fair value of the shares of common stock and investor warrants issued in the offering has been recorded in additional paid-in capital and the totality of the gross proceeds has been allocated to the shares of common stock and investor warrants issued.

In connection with the public offering, the Company issued the underwriter warrants to purchase 362,382 shares of common stock at an exercise price of $1.94 per share as consideration for the services provided (the “2025 Underwriter Warrants”). The 2025 Underwriter Warrants will be exercisable for four and a half years commencing six months after the date of the underwriting agreement. The 2025 Underwriter Warrants provide for cashless exercise. The 2025 Underwriter Warrants were recorded within additional paid-in capital, as they represent compensation associated with the financing round, for $0.3 million.

The fair market value of the investor warrants and the 2025 Underwriter Warrants issued in connection with the public offering have been calculated using the Black-Scholes option pricing model. Below is a table that summarizes the assumptions that have been used in the calculation:

	2025 Investor Warrants		2025 Underwriter Warrants
	July 17, 2025	July 23, 2025	July 17, 2025	July 23, 2025
Market price at grant date	$1.61	$1.68	$1.61	$1.68
Volatility	87.50%	87.50%	85.00%	85.00%
Expected term (years)	2.50	2.50	2.75	2.74
Risk-free interest rate	3.83%	3.79%	3.82%	3.78%
Expected dividend yield	—	—	—	—

Grant date fair value per share	$0.85	$0.90	$0.80	$0.85

At the market offering

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program, the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the nine months ended September 30, 2025, the Company sold an aggregate of 2,512,062 shares of common stock at an average selling price of $2.05 per share under the 2024 ATM Program, raising gross proceeds of $5.16 million, which included $0.25 million of sales commissions and other offering expenses for net proceeds of $4.91 million. As of September 30, 2025, the Company has sold an aggregate of 4,109,190 shares of common stock at an average selling price of $2.02 per share under the 2024 ATM Program, raising gross proceeds of $8.3 million, which included $0.44 million of sales and commissions and other offering expenses for net proceeds of $7.86 million.

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

	Year Ended December 31, 2024
	2024 Pre-Funded	2024 Underwriter
	Warrants	Warrants
Market price at grant date	$1.32	$1.32
Volatility	—%	73.47%
Expected term (years)	—	2.75
Risk-free interest rate	—%	4.28%
Expected dividend yield	—	—

Grant date fair value per share	$—	$0.56

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2025:

	Warrants	Warrants	Weighted Average
Expiration Date	Outstanding	Exercisable	Exercise Price
November 24, 2028	4,084,426	4,084,426	$2.75
June 17, 2029	593,965	593,965	1.69
July 17, 2030	2,540,635	2,225,520	1.69
July 23, 2030	384,890	337,623	1.69
Outstanding as of September 30, 2025	7,603,916	7,241,534	$2.26

The following table summarizes the Company’s warrants activity for the nine months ended September 30, 2025:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2024	6,135,380	$2.63
Issued:
Investor Warrants	2,588,443	1.65
2025 Underwriter Warrants	362,382	1.94
Exercised:
Pre-funded Warrants	(1,031,602)	—
Public Warrants	(25,300)	1.65
Forfeited:
May 6th Warrants(a)	(200,000)	13.75
July 20th Warrants(b)	(225,387)	5.07
Outstanding as of September 30, 2025	7,603,916	$2.26

(a)	On May 6, 2025, 200,000 warrants issued in 2021 to an investment bank for banking services and financial advisory were not exercised within their four year exercisable period and were therefore forfeited.
(b)	On July 20, 2025, 225,387 warrants issued in 2020 in connection with the Series B Preferred Stock to designees of the placement agent were not exercised within their five year exercisable period and were therefore forfeited.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2024	3,152,445	$2.80	$4.33
Options granted	1,204,325	1.63	2.28
Options cancelled/forfeited	(229,759)	2.84	3.92
Options outstanding as of September 30, 2025	4,127,011	$2.46	$3.76

As of September 30, 2025, unrecognized compensation costs associated with the stock options grants was $3.5 million and will be recognized over a period of 3.5 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30
	2025	2024
Grant date fair value	$1.63	$2.47
Volatility	80%	66%
Expected term (years)	6.01	5.64
Risk-free interest rate	4.06%	4.23%
Expected dividend yield	—	—

The assumptions that cause the greatest variation in fair value in the Black-Scholes model are the volatility and expected term of exercise. Increases or decreases in either the volatility or expected term of exercise will cause the Black-Scholes option value to increase or decrease, respectively. Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the nine months ended September 30, 2025:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2024	102,702	$4.12
Granted	54,945	2.73
Vested	(97,952)	3.33
Cancelled/forfeited	(35,127)	4.12
Outstanding as of September 30, 2025	24,568	$4.18
Total unrecognized expense remaining	$99,430
Years unrecognized expense expected to be recognized over	1.50

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Research and development	$272,826	$275,408	$852,137	$744,896
General and administrative	187,178	82,097	549,391	1,285,934
Total stock-based compensation	$460,005	$357,505	$1,401,528	$2,030,830

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in antidilutive impacts:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Options to purchase common stock	4,335,241	3,175,383	4,031,255	3,114,909
RSUs	28,277	102,984	67,141	302,647
Warrants to purchase common stock	7,127,901	5,099,889	5,739,790	4,746,330

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

There were no receivables and payables as of September 30, 2025 and December 31, 2024 with Minoryx. There were no revenues or expenses for the nine months ended September 30, 2025 and 2024 with Minoryx.

18. Commitments and Contingencies

Commitments:

As of September 30, 2025, the Company had research commitments for $3.7 million for activities that will be performed within one year.

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

19. Subsequent Events

From October 1, 2025 through November 11, 2025, the Company has sold an aggregate of 703,987 shares of common stock through the 2024 ATM Program at an average selling price of $2.15 for total gross proceeds of $1.51 million, which included $45 thousand in sales commissions and other offering expenses for net proceeds of $1.47 million.

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

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (CNS) disorders, lysosomal storage disorders (LSDs) and metabolic disorders through molecular chaperoning to stabilize misfolded proteins and increase their activity, as well as other diseases that can be targeted through protein inactivation or modulation, such as oncology. We use our computational target and drug discovery platform, Magellan™, to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that Magellan™ is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. We have used our drug discovery platform to identify novel allosteric sites and small molecules for all of our pipeline programs. We plan to continue to advance our existing research programs and initiate additional programs targeting allosteric binding sites identified with the Magellan™ platform in various therapeutic areas through academic partnerships, co-development and licensing arrangements.

Our clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. We have generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increasing dopamine levels, restoring locomotor and cognitive function, and reducing plasma-based neurodegeneration marker, neurofilament light chain (“NfL”), back to the level of control animals. In a Phase 1 first-in-human study (n = 72), GT-02287 was safe and generally well tolerated up to and including the highest planned dose level, enabling further development in GBA1 Parkinson’s patients. Additionally, administration of GT-02287 was associated with a mean increase in GCase activity of 53% among healthy volunteers at doses that were predicted to be in the therapeutic range based on preclinical models and will be carried forward in later stage trials of GT-02287. The good safety and tolerability profile and the observed range of plasma exposure levels achieved after oral administration further bolster GT-02287’s best in-class potential.

We continue to monitor the impacts on our operations and access to financing, global and worsening macroeconomic conditions, such as the war in Ukraine, the Hamas-Israel conflict, global geopolitical tension, exchange rate fluctuations, supply chain disruptions, liquidity concerns and increases in commodity, energy and fuel prices.

Recent Developments

In October 2025 we presented early results from its Phase 1b clinical study in patients with Parkinson’s disease at the International Congress of Parkinson’s Disease and Movement Disorders®. GT-02287 was generally well tolerated, with no treatment-emergent serious adverse events observed. Additionally, participants in the open label trial appear to be benefitting from stabilization and trending improvements in their MDS-UPDRS scores after 90 days of GT-02287 administration.

In September 2025 we elected to extend the open label study for an additional 9 months to allow participants interested in remaining on GT-02287 to continue on the study. The majority of participants have elected to remain on the open label extension.

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

In July 2025, we completed the public offering of 4,501,640 shares of our common stock and warrants to purchase 2,250,820 shares of our common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds of $6.0 million. In the third quarter ended September 30, 2025, 25,300 public warrants were exercised resulting in the issuance of 25,300 shares of common stock and additional net proceeds of $42 thousand. In October 2025, 60,615 public warrants were exercised resulting in the issuance of 60,615 shares of common stock and additional net proceeds of $100 thousand.

Following completion of the July 2025 public offering, the underwriter exercised the over-allotment option that was granted in connection with the public offering to purchase an additional 675,246 shares of common stock, and warrants to purchase 337,623 shares of common stock, which resulted in additional gross proceeds of $1.1 million, which included $0.1 million in offering expenses, such as underwriter fees, for net proceeds of $1.0 million. In connection with the public offering, we issued the underwriter warrants to purchase 362,382 shares of common stock at an exercise price of $1.94 per share as consideration for the services provided. The underwriter warrants provide for cashless exercise.

On July 20, 2025, 225,387 warrants issued in 2020 in connection with the Series B Preferred Stock to designees of the placement agent were not exercised within their five year exercisable period and were therefore forfeited. On May 6, 2025, 200,000 warrants issued in 2021 to an investment bank for banking services and financial advisory were not exercised within their four year exercisable period and were therefore forfeited.

In September 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. We pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the nine months ended September 30, 2025, we sold an aggregate of 2,512,062 shares of common stock at an average selling price of $2.05 per share under the 2024 ATM Program, for total gross proceeds of $5.16 million, which included $0.25 million of sales commissions and other offering expenses for net proceeds of $4.91 million. As of September 30, 2025, we sold an aggregate of 4,109,190 shares of common stock at an average selling price of $2.02 per share under the 2024 ATM Program, for total gross proceeds of $8.3 million, which included $0.44 million of sales commissions and other offering expenses for net proceeds of $7.86 million. From October 1, 2025 through November 11, 2025, we sold an aggregate of 703,987 shares of common stock through the 2024 ATM Program at an average selling price of $2.15 for total gross proceeds of $1.51 million, which included $45 thousand in sales commissions and other offering expenses for net proceeds of $1.47 million.

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

As part of the public offering in June 2024, we granted the underwriter an over-allotment option to purchase up to an additional 1,222,222 shares of our common stock, at the public offering price of $1.35, less underwriting discounts and commissions. In July 2024, the underwriter partially exercised the over-allotment option and purchased an additional 337,076 shares of our common stock at the offering price mentioned above. The exercise of the over-allotment option resulted in gross proceeds of $0.46 million, which included $42 thousand of underwriting commissions and other expenses connected with the exercise of the option. We also issued 593,965 warrants to purchase an equal amount of our common stock at an exercise price of $1.6875 per share to the underwriter as consideration for the services provided, which provide for cashless exercise.

From inception through September 30, 2025, we have raised an aggregate of $103 million of gross proceeds through equity financing, including the issuance of convertible preferred stock, our initial public offering, secondary offerings and previous sales under our ATM Programs. We have outstanding warrants for 7.6 million shares of our common stock at a weighted-average exercise price per share of $2.26 through September 30, 2025 related to public and private offerings. Of the 7.6 million outstanding warrants, 7.2 million warrants are exercisable at a weighted-average exercise price per share of $2.27 as of September 30, 2025.

As of September 30, 2025, we had cash and cash equivalents of $8.8 million. We have incurred recurring losses and negative cash flows from operations since inception and as of September 30, 2025 and December 31, 2024, had an accumulated deficit of $96.8 million and $81.2 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $96.8 million and $81.2 million, respectively, and as of September 30, 2025, we had cash and cash equivalents of $8.8 million. During the three and nine months ended September 30, 2025, we incurred net losses of $5.3 million and $15.6 million, respectively. During the nine months ended September 30, 2025, we incurred negative cash flows from operations of $13.8 million. Our current operating plan indicates that we will continue to incur losses from operations and negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the first quarter of 2026. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including stock-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Preclinical activities, clinical activities and outside services	$2,351,668	$1,779,704	$571,964	$5,795,239	$6,627,611	$(832,372)
Personnel expenses	1,047,650	1,085,922	(38,272)	3,303,860	3,385,106	(81,246)
Other	184,295	73,707	110,588	410,085	264,628	145,457
Research grants	(734,103)	(317,611)	(416,492)	(1,643,691)	(711,086)	(932,605)
Total research and development expenses	$2,849,510	$2,621,722	$227,788	$7,865,493	$9,566,259	$(1,700,766)

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses, and other operating costs.

We will continue to focus on preserving our liquidity resources while we seek to maximize shareholders’ value.

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense, and foreign exchange gain or loss.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Operating expenses:
Research and development	$(2,849,510)	$(2,621,722)	$227,788	$(7,865,493)	$(9,566,259)	$(1,700,766)
General and administrative	(1,936,267)	(1,837,242)	99,025	(6,379,186)	(7,453,229)	(1,074,043)
Total operating expenses	(4,785,777)	(4,458,964)	326,813	(14,244,679)	(17,019,488)	(2,774,809)

Loss from operations	(4,785,777)	(4,458,964)	326,813	(14,244,679)	(17,019,488)	(2,774,809)

Other income (expense):
Interest income, net	78,074	105,405	(27,331)	161,055	305,239	(144,184)
Foreign exchange (loss) gain, net	(27,382)	(121,139)	93,757	(748,892)	103,362	(852,254)
Loss before income tax	(4,735,085)	(4,474,698)	260,387	(14,832,516)	(16,610,887)	(1,778,371)

Income tax	(549,288)	(10,994)	538,294	(791,002)	(32,077)	758,925

Net loss	$(5,284,373)	$(4,485,692)	$798,681	$(15,623,518)	$(16,642,964)	$(1,019,446)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.17)	$(0.02)	$(0.50)	$(0.78)	$(0.28)
Weighted average common stock - basic and diluted	34,998,060	26,531,747		31,351,432	21,273,422

Comparison of the Three Months and Nine Months Ended September 30, 2025 and 2024

Research and development expenses

Research and development expenses increased by $0.2 million to $2.8 million for the three months ended September 30, 2025, as compared to $2.6 million for the three months ended September 30, 2024. The increases in research and development expenses were primarily related to costs associated with the ongoing Phase 1b clinical trial and unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar. The increases were partially offset by optimization of our pipeline costs and lower research and development personnel costs.

Research and development expenses decreased by $1.7 million to $7.9 million for the nine months ended September 30, 2025, as compared to $9.6 million for the nine months ended September 30, 2024. The decreases in research and development expenses were primarily related to the recognition of research grant income, the research and development tax incentive program tax credit, the optimization of our pipeline costs and lower research and development personnel costs. The decreases were partially offset by unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

General and administrative expenses

General and administrative expenses increased by $0.1 million to $1.9 million for the three months ended September 30, 2025, as compared to $1.8 million for the three months ended September 30, 2024. The increases in general and administrative expenses for the period were primarily attributable to higher stock-based compensation, higher personnel costs, and unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar. The increases were partially offset by lower legal and professional fees related to general corporate matters.

General and administrative expenses decreased by $1.1 million to $6.4 million for the nine months ended September 30, 2025, as compared to $7.5 million for the nine months ended September 30, 2024. The decreases in general and administrative expenses for the period were primarily attributable to lower stock-based compensation. The decreases were partially offset by higher legal and professional fees related to general corporate matters and unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

Interest income, net

Interest income, net decreased by $27 thousand to $78 thousand for the three months ended September 30, 2025, as compared to $105 thousand for the three months ended September 30, 2024. Interest income, net decreased by $144 thousand to $161 thousand for the nine months ended September 30, 2025, as compared to $305 thousand for the nine months ended September 30, 2024. The decreases were mainly attributable to lower interest income from treasury securities that reached final maturity in April 2024 and a lower balance in our money market fund over the comparative periods.

Foreign exchange (loss) gain, net

Foreign exchange loss, net decreased by $94 thousand to a loss of $27 thousand for the three months ended September 30, 2025, as compared to $121 thousand for the three months ended September 30, 2024. The decrease was mainly attributable to stabilization of exchange rates within the three month period.

Foreign exchange loss, net increased by $0.9 million to a loss of $0.7 million for the nine months ended September 30, 2025, as compared to a gain of $0.1 million for the nine months ended September 30, 2024 due to the unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

Income taxes

Income taxes were $549 thousand and $11 thousand for the three months ended September 30, 2025 and 2024, respectively. Income taxes were $791 thousand and $32 thousand for the nine months ended September 30, 2025 and 2024, respectively. The increases were mainly attributable to higher corporate taxes in Australia.

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

As of September 30, 2025 and December 31, 2024, we had $8.8 million and $10.4 million in cash and cash equivalents, respectively, and an accumulated deficit of $96.8 million and $81.2 million, respectively. We had indebtedness of $0.4 million as of September 30, 2025 and December 31, 2024. For the nine months ended September 30, 2025, we raised $7.1 million in net proceeds from our July 2025 public offering and $4.9 million in net proceeds under the 2024 ATM Program. Our cash and cash equivalents available as of September 30, 2025 are expected to be sufficient to fund our anticipated operating and capital requirements into the first quarter of 2026 and will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Quarterly Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes, or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of September 30, 2025, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all, including as a result of interest rate uncertainty, liquidity concerns at, and failures of, banks and other financial institutions, volatility in the capital markets and related market uncertainty. Further, if we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as currently anticipated, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations, or seek relief under applicable bankruptcy laws.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2025	2024
Cash used in operating activities	$(13,846,945)	$(15,419,191)
Cash provided by investing activities	—	5,020,954
Cash provided by financing activities	11,896,585	10,699,238
Effect of exchange rate changes	376,272	(46,576)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,574,088)	$254,425

Cash Flows from Operating Activities

Operating cash flow used during the nine months ended September 30, 2025 decreased compared to the prior-year period primarily due to a lower net loss (excluding non-cash items such as stock-based compensation and foreign currency transaction gains or losses) and changes in working capital. During the nine months ended September 30, 2025 and 2024, we used $13.8 million and $15.4 million of cash, respectively, in operating activities primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $5.0 million due to the maturity of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $12.0 million due to net proceeds from the issuance of shares pursuant to the 2024 ATM Program and net proceeds from the issuance of shares and warrants exercised in connection with our July 2025 public offering, partially offset by a repayment of $0.1 million of our long-term debt.

During the nine months ended September 30, 2024, cash provided by financing activities was $10.7 million mainly related to the following: $10.2 million provided by net proceeds from issuance of shares and warrants in the June 2024 public offering, $0.6 million provided by net proceeds from the issuance of shares pursuant to the 2024 ATM Program, and $0.2 million provided by the exercise of public warrants and stock options, partially offset by $0.3 million payment of deferred offering costs.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;

●	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including interest rate uncertainty, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
●	the costs of preparing, filing and processing patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Until such time, if ever, we can generate substantial product revenue, we expect to finance our operations through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. We may not be able to obtain additional funds through equity or debt financings when needed on favorable terms or at all.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, stock-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 12, 2025. No material changes to such risk factors have occurred during the quarter ended September 30, 2025, other than as set forth below:

Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities, including from government shut downs, or other disruptions to these agencies’ staffing and operations, including significant leadership, personnel, and policy changes, could prevent our product candidates and any future product candidates or products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, the EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government priorities and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and enact statutory, regulatory and policy changes. Average review times at the FDA or other regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely, and those that fund research and development activities that is required by third parties we enter into agreements with, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business.

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the aims of the current administration, or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated July 16, 2025, by and between Gain Therapeutics, Inc. and Newbridge Securities Corporation.	8-K	001-40237	1.1	7/17/2025
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on June 24, 2025.	8-K	001-40237	3.1	6/24/2025
4.1	Form of Warrant	8-K	001-40237	4.1	7/17/2025
4.2	Form of Underwriter’s Warrant	8-K	001-40237	4.2	7/17/2025
4.3	Form of Warrant Agent Agreement, by and between Gain Therapeutics, Inc. and Pacific Stock Transfer Company	8-K	001-40237	4.3	7/17/2025
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the iXBRL document)

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

GAIN THERAPEUTICS, INC.
(Registrant)

November 12, 2025	By: /s/ Gene Mack
Date	Gene Mack
Chief Executive Officer
(Principal Executive Officer)

November 12, 2025	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Vice President Finance
(Principal Financial Officer and Principal Accounting Officer)