Form 10-K
period 2025-12-31
Gain Therapeutics, Inc.
filed 2026-03-26
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $1.80 of the Registrant’s common stock as reported on the Nasdaq Global Market, was approximately $53.2 million.

As of February 28, 2026, 42,241,947 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim”, “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	our ability to continue as a going concern and our needs for additional financing;
●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to accurately estimate anticipated operating losses, expenses, future revenues, capital requirements, including our anticipated cash runway;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Magellan™ platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use certain components of the Magellan™ platform;
●	our ability to identify, recruit and retain key personnel;
●	developments or projections relating to our competitors or our industry;

●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act;
●	the impact of liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China, and the recent conflict in Iran and the Middle East;
●	the impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including changes in U.S. trade policies that may be made by the presidential administration; and
●	other factors and assumptions described in this Annual Report.

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

In September 2024, we reported results from a first-in-human Phase 1 clinical trial completed in Australia to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants. The study enrolled 72 healthy volunteers and included a single ascending dose part during which study participants (n=40) received one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which study participants (n=32) received one daily dose of GT-02287 for 14 days at different dose levels. Review of the unblinded data after database lock confirmed that single and multiple doses of GT-02287 were safe and generally well tolerated up to and including the highest planned dose levels across all age groups (approximately 15% of which were over the age of 50 years).

The single and multiple dose levels tested were safe and generally well tolerated, with no serious adverse events or Grade 3 (severe) adverse events observed, and no other safety signals detected. The PK profile of GT-02287 was linear across the tested dose ranges, and plasma exposures at daily doses of 7.7 mg/kg and above were within the projected therapeutic range. GT-02287 was measurable in cerebrospinal fluid (CSF) at levels in line with rodent levels at effective doses from our preclinical models, demonstrating CNS exposure. Notably, mean GCase activity in dried blood spots increased 53% in subjects who received 13.5 mg/kg GT-02287 (the highest dose cohort and the only dose cohort analyzed for GCase activity) but not in those who received placebo, demonstrating target engagement and modulation of GCase enzyme. GCase activity continued to increase 12 hours post-dose at 14 days, the furthest time point analyzed in the study. Importantly, the favorable safety and tolerability profile at oral dose levels that resulted in therapeutic plasma levels, CNS exposure, and target engagement further strengthens GT-02287’s potential to be a lead treatment for Parkinson’s disease in patients with or without a GBA1 mutation.

In December 2024, we received approval in Australia to initiate a Phase 1b open-label safety and tolerability study for GT-02287 in 15-20 people with Parkinson’s disease with or without a GBA1 mutation. The study consists of a 90-day Part 1 and an optional 9-month extension (Part 2). Enrollment was completed in September of 2025, and Part 1 was completed in November 2025. This study’s secondary and exploratory endpoints include pharmacokinetics, GCase modulation, levels of GCase sphingolipid substrates, and other biomarkers in plasma and cerebrospinal fluid. Part 2 of the Phase 1b study is expected to be complete in the third quarter of 2026, and we are currently planning a Phase 2 study to commence during the second half of 2026.

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

Identification of Structurally Targeted Allosteric Regulators (“STARs”) – Our Molecular Hypothesis

After an allosteric site has been identified, characterized and selected for targeting, we then use our proprietary, AI-driven structure-based virtual screening methodology to explore virtual chemical libraries totaling potentially trillions of compounds to identify those that may bind to the hotspot and have a functional effect. Using this information, we develop structural templates to guide the development of a narrowed pool of unique and proprietary small molecules that bind to the newly discovered allosteric sites.

We believe our process for identifying STARs provides several advantages over traditional drug discovery approaches such as random high-throughput screening. We believe our approach can be significantly less expensive, significantly faster and significantly more effective.

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

Limitations of Current Therapies for the Treatment of LSDs

Current therapeutic approaches to address misfolded enzymes have inherent limitations. Drugs that bind to the active site of the enzyme or other target proteins impair the protein’s function to some degree by competing with the substrate, decreasing efficacy and potentially leading to selectivity issues. Other treatments such as enzyme replacement therapy, or ERT, in which new functional enzymes are infused into the patient, are not suitable for treating neurological conditions because currently available ERTs cannot cross the blood-brain barrier. Gene therapy, which aims to replace mutated genes with non-mutated genes that then can express functional enzymes, is not readily accepted for treating neurological conditions because the procedure is invasive in nature and the efficacy of treating neurological conditions remains to be established. In addition, clinical development, manufacturing and commercialization of gene therapies remains challenging in light of safety risks, complex manufacturing processes and high production costs, and difficulties in establishing prices acceptable to payors and health care systems. Given these limitations on current therapies and novel therapeutics approaches, we believe patients would benefit from small molecules acting as structurally targeted allosteric regulators that offer a new therapeutic approach both on their own and, potentially, in combination with existing therapies. We believe our therapeutic approach represents a potentially significant change from current approaches by addressing protein misfolding using our efficient and proprietary ability to identify previously undiscovered allosteric sites and compounds that avoid the active sites of enzymes and cross the blood-brain barrier or penetrate other hard-to-treat tissues such as bone and cartilage.

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

Our Product Pipeline

GCase Enzyme-Related Neurodegenerative Diseases and LSDs

GCase is a lysosomal enzyme encoded by the GBA1 gene that is needed to break down fatty substrates, in particular glucosylceramide and glucosylsphingosine, into sugars and lipids. If GCase is dysfunctional or not available at sufficient levels, these fatty substrates start to accumulate and eventually become directly toxic to the cells, as well as initiating a disease cascade including lysosomal and mitochondrial dysfunction and accumulation of aggregated proteins associated with neurodegenerative diseases such as alpha synuclein and phospho-tau leading to neuroinflammation and neuronal cell death. Our clinical-stage lead product candidate GT-02287 has been shown to restore enzymatic function of GCase in the lysosome, which may be useful as a treatment for Parkinson’s disease, or PD, Gaucher disease, or GD, an LSD, and other neurodegenerative diseases, including dementia with Lewy bodies and Alzheimer’s disease.

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

In-Vivo Pharmacology in PD Animal Models

Mice were administered low levels of irreversible GCase inhibitor CBE and received an injection of alpha-synuclein preformed fibrils (PFFs) directly into the brain to mimic reduced GCase activity and alpha-synuclein accumulation seen in GBA -PD, or PFFs only to mimic idiopathic Parkinson’s disease. GT-02287, orally administered once a day after the mice has started to show deficits in motor function, showed statistically significant improvements in GCase activity, restoration of markers of lysosomal and mitochondrial integrity, reduction of aggregated alpha-synuclein, reduced neuroinflammation, increased survival of dopaminergic neurons in the substantia nigra, increased dopamine levels in the striatum, increased survival of cortical neurons, and decreased levels of NfL (neurofilament light chain), an emerging neurodegeneration biomarker, in the plasma, in both the GBA1 and idiopathic PD models. These effects on disease markers were accompanied by a dose-dependent behavioral effect shown by improved neuromotor strength as measured by the wire hang test and increased coordination as measured by the beam walk test as well as an improvement in nest building which is a complex behavior involving an element of cognitive function. Withdrawal of the compound resulted in a reduction in GCase activity as expected but improvement in disease markers and motor and cognitive function were maintained for at least 9 days, suggesting a disease slowing effect of GT-02287.

Nonclinical Toxicology and Safety Studies

Nonclinical general chronic toxicity studies in rodent and non-rodent species, with 6- and 9-month administration of GT-02287 respectively, have been completed, enabling clinical dosing beyond 12 months.

Clinical Studies

As of December 31, 2025, two clinical studies of GT-02287 have been completed, and one is ongoing. GT-02287 was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of GT-02287 for 14 days at different dose levels. The Phase 1a study was initiated in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of GT-02287. This study was completed in the third quarter of 2025.

In March 2025, we enrolled the first participant with Parkinson’s disease in our two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for GT-02287. In Part 1 of this study, participants dose daily with GT-02287 for 90 days. In August 2025, we amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of GT-02287 in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. Through September 2025 a total of 21 patients were enrolled in the Phase 1b. Samples of cerebrospinal fluid were taken at the initiation of dosing and at day 90 following completion of Part 1, and blood samples were taken at multiple timepoints. In November 2025 a total of 19 patients had completed Part 1 of the Phase 1b and we will be presenting the full analysis of Part 1 throughout 2026. Of the 19 patients who completed Part 1 of the Phase 1b, a total of 16 patients elected to continue on daily oral administration of GT-02287. We expect to complete Part 2 of the Phase 1b study in September 2026.

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

Strategic Transactions; Collaboration and Licensing Arrangements

We routinely evaluate business development opportunities for the advancement of our lead program, GT-02287, our earlier stage pipeline, and our MagellanTM computational platform technology, including potential licensing, co-development, commercialization, and other strategic alternatives. These discussions may involve pharmaceutical companies, biotechnology companies, or other strategic partners.

While we continue to assess opportunities that could enhance shareholder value and support the advancement of our development programs, there can be no assurance that any such discussions will result in the execution of a definitive agreement. We intend to pursue transactions that we believe align with our strategic objectives, strengthen our financial position, and accelerate the development and potential commercialization of our lead candidate.

Minoryx Therapeutics, S.L.

We entered into a license agreement, dated December 20, 2017 (the “Minoryx License Agreement”), with Minoryx Therapeutics, S.L., a company organized under the laws of Spain (“Minoryx”), pursuant to which we obtained exclusive worldwide license rights from Minoryx to use and exploit its intellectual property (“IP”), including certain components of its computational drug discovery platform Magellan™ for the identification of non-competitive pharmacological chaperones and exclusive worldwide sublicense rights to certain IP licensed by Minoryx from the Universitat de Barcelona and the Institució Catalana de Recerca i Estudis Avançats. Under the terms of the Minoryx License Agreement, we have an exclusive, worldwide, royalty-bearing, assignable, transferable license, including the right to license through multiple tiers of sublicense, to Minoryx’s IP to make, have made, use, import, export, offer to sell, have sold, copy, modify, perform, display, create derivative versions of products in the licensed field or otherwise to exploit Minoryx’s IP in the field. Minoryx’s IP includes certain components of the Magellan™ drug discovery platform, certain proprietary Minoryx compounds acting as pharmacological chaperones, all patents and pending applications related thereto and Minoryx’s Know-How. We also have an exclusive, worldwide, royalty-bearing, assignable, transferable sublicense, including the right to sublicense through multiple tiers of sublicense, to the IP of Universitat de Barcelona (UB) and Institució Catalana de Recerca i Estudis Avançats (ICREA) in EP11380102 and know-how and software related thereto, for the purpose of making, having made, using, importing, offering to sell, selling and having sold, copying, modifying, performing, displaying, and creating derivative versions of products in the field. Under the Minoryx License Agreement, products include any product in the field that would infringe the UB/ICREA IP or the Minoryx IP in the absence of the license provided therein. Also, the field encompasses any field of use and commercialization of the UB/ICREA IP or the Minoryx IP. Unless earlier terminated, the Minoryx License Agreement expires upon expiration of the royalty term, which occurs ten years after the first product covered by the licensed IP is commercialized. Khalid Islam, the Chairman of our board of directors and one of our founders, is currently the Chairman of the board of directors of Minoryx.

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

As of February 2026, our patent portfolio consisted of two patent families granted in the U.S., Europe, and Japan, four international PCT applications in national phase stage (with patents granted in Japan, China, and Canada), two international PCT applications published in 2025 and entering national phase in 2026, and a provisional application to be converted to an international PCT application and published in 2026.

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

Pediatric Information

Under the Pediatric Research Equity Act of 2003, a New Drug Application (“NDA”), Biologics License Agreement (“BLA”) or supplement to an NDA or BLA must contain data that is adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act, or FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of the NDA or BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (“PTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

Legislative and Regulatory Changes, Including Health Care Reform

The laws and regulation that affect our business are subject to change from time to time, and entirely new laws and regulations are sometimes adopted. In particular, healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. In 2022, President Biden signed the Inflation Reduction Act, which, among other things, contains a provision that authorizes CMS to negotiate a "maximum fair price" for a limited number of high-cost, single-source drugs each year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented in future years.

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

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EEA country in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EEA countries may decide on justified grounds relating to pharmacovigilance to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EEA country within three years after authorization ceases to be valid (the so-called sunset clause).

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

In the EEA, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product, but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

EU Post-Approval Requirements

Where an MA is granted in relation to a medicinal product in the EEA, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion, and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EEA countries. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 20 full-time employees and one part-time employee. Of these 21 employees, 13 were engaged in research and development activities and eight were engaged in finance, business development, administrative support and general management. We have a branch office in Barcelona, Spain. Our employees in Spain are subject to a national collective labor agreement, the “Convenio General de la Industria Quimica”. National agreements are negotiated collectively between the national associations of companies within a given industry and the respective national unions. We consider our relationship with our employees to be good and have not experienced any work stoppages. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We maintain our equity incentive plan in order to attract, retain and incentivize our workforce through the granting of stock-based compensation. We also provide cash bonus awards based on company progress toward key annual goals and employee performance.

Available Information

We maintain an internet website at www.gaintherapeutics.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, specifically the section titled “Investors & Media” as a source of information about us. The information on our website is not incorporated by reference into this Annual Report and should not be considered to be part of this Annual Report. Our website address is included in this Annual Report as an inactive technical reference only.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risks and other information included or incorporated by reference in this Annual Report in evaluating our company and our common stock. Any of the following risks could materially and adversely affect our results of operations, our financial condition and the market price of our common stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. If any of these risks actually materialize, our business, prospects, financial condition and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

o	there is substantial doubt about our ability to continue as a going concern. We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability;
o	we will need to raise additional capital and such financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all;
o	our ability to maintain compliance with the continued listing requirement of the Nasdaq Stock Market LLC (“Nasdaq”);
o	we have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis which may make it difficult to predict future performance;
o	if preclinical studies or clinical trials for our product candidates cannot be initiated or completed or if they are delayed or unsuccessful, we will be unable to meet our future development and commercialization goals;

o	some of the disorders we seek to treat have low prevalence and it may be difficult to identify patients with these disorders, which may lead to delays in enrollment for our trials or slower commercial revenue if approved, and we may also face enrollment challenges as a result of other factors;
o	our product candidates are novel and still in development. If we are unable to successfully develop, receive regulatory approval for and commercialize our current or future product candidates, our business will be harmed;
o	we have started testing one of our product candidates in clinical trials. Success in preclinical studies or clinical trials may not be indicative of results obtained in later clinical trials;
o	clinical trials required for our product candidates are expensive and time-consuming, and their outcomes are uncertain;
o	we will need to raise additional capital, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. Additional capital may not be available on favorable terms or at all which may force us to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations;
o	we are subject to extensive and costly government regulations which are subject to change;
o	government funding shortfalls, shutdowns, or disruptions affecting regulatory agencies such as the FDA, SEC, or EMA could delay the development or commercialization of our product candidates and adversely affect our business operations;
o	even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market;
o	we rely on a license to use the technology that is material to our business and if the agreement underlying the license were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
o	we are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, (including class actions) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences; and
o	global and macroeconomic conditions, including worldwide economic, political and social instability could adversely affect our revenue, financial condition, or results of operations.

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern. We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We are focused on product development, and we have not generated any significant revenues to date. We have incurred losses in each year of our operations and we expect to continue to incur operating losses for the foreseeable future. Since our inception, we have incurred operating losses which have adversely affected, and are likely to continue to adversely affect, our working capital, total assets and stockholders’ equity. In addition, the impact of these events and conditions on our liquidity raise substantial doubt about our ability to continue as a going concern.

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

We are an early clinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, expanding its operations, performing research, acquiring, developing and securing our in-licensed technology and preclinical development of our product candidates. We have commenced our first Phase 1 clinical trial but not yet successfully completed any clinical trials, manufactured our products candidates at commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates, if approved. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations, among other factors described elsewhere in this Annual Report, include:

●	our ability to obtain additional funding to develop our product candidates, the extent to which we are able to obtain such funding on favorable terms, and changes to our operations or strategy that may be necessitated due to the need for additional funding;
●	our ability to conduct and complete preclinical studies, including GLP-compliant and IND-enabling preclinical studies;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our preclinical studies and clinical trials through all phases of development;
●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidates in the U.S. and foreign jurisdictions;
●	our ability to successfully commercialize product candidates for which we obtain regulatory approval within expected timelines or at all;
●	potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies (“REMS”), or comparable foreign strategies or cause an approved drug to be taken off the market;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	competition from existing products, new products or new therapeutic approaches that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to leverage our in-licensed technology platform to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	the impact of political instability, natural disasters, events of terrorism and wars;
●	the impact of other global and macroeconomic conditions, including heightened inflation and high interest rates, liquidity concerns at and failures of banks and other financial institutions, supply chain disruptions, fluctuating exchange rates and increases in commodity, energy and fuel prices; and
●	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We are subject to extensive and costly government regulation, which are subject to change.

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, CMS, other divisions of the United States Department of Health and Human Services (“HHS”), the United States Department of Justice (“DOJ”), state and local governments and their respective foreign equivalents. The FDA and comparable foreign regulatory authorities regulate the research, development, preclinical studies and clinical trials, manufacture, safety, effectiveness, recordkeeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of biopharmaceutical products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether they have obtained the FDA’s or comparable foreign regulatory authorities’ approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

To develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical studies and clinical trials and marketing activities. Until such time, if ever, as we can generate substantial product revenue, we expect to seek additional funding to meet our operational needs and capital requirements. While we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect, including if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors including:

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

We expect to finance our operations through a combination of equity offerings, debt financings, government or private party grants, collaborations, strategic alliances and licensing arrangements. We currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities and or warrants from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. On September 6, 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), pursuant to which, from time to time, we may offer and sell through Oppenheimer up to $50.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. From time to time, we have issued and sold shares of common stock pursuant to this agreement and as of December 31, 2025, we have $28 million of common stock remaining available for sale under the Distribution Agreement. Sales of our common stock under the Distribution Agreement with Oppenheimer could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business

The duration of any government shutdown is unknown. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the aims of the current administration, or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our business and operations may be adversely affected by pandemics or epidemics, including business interruptions caused by travel restrictions, quarantines, “stay-at-home” and "shelter-in-place" orders, shutdowns requested or mandated by governmental authorities or staffing shortages while employees quarantine as a result of exposure to or transmission of the virus. In addition, health epidemics or pandemics could cause significant disruption in the operations of third-party manufacturers, CROs and other parties upon whom we rely. For example, the COVID-19 pandemic and the resulting post-pandemic environment presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations as well as the global economy and financial markets. It also impacted clinical site activation and patient enrollment. Clinical trial sites experienced limited capacity and staffing shortages, partially due to personnel having been reassigned during the pandemic, resulting in a backlog of patient enrollment and delayed site initiations across the industry. Our inability to successfully recruit and retain patients and principal investigators and site staff in these circumstances could adversely impact our expected future clinical trial operations.

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

We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, we may be in competition with other companies for access to these manufacturers’ facilities and may be subject to delays in manufacture if the manufacturers give other clients higher priority than they give to us. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance may be materially affected. In addition, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned. Certain specialized manufacturers are expected to provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical studies and clinical trials. Some of these materials are available from only one supplier or vendor. Any interruption in or termination of service by such sole source suppliers could result in a delay or interruption in manufacturing until we locate an alternative source of supply. Any delay or interruption in our future supply chain and manufacturing operations (or failure to locate a suitable replacement for such suppliers) as a result of pandemics or epidemics, global geopolitical conflicts or broader global supply chain disruptions, may affect their ability to deliver products to us in a timely manner and, could materially adversely affect our business, prospects, or results of operations. For example, supply chain issues occurred as a result of the COVID-19 pandemic and may continue to occur due to the war between Ukraine and Russia, the recent conflict in Iran and the Middle East, and any sanctions resulting therefrom, and global geopolitical tension, including as a result of impacts on energy availability and prices and natural materials availability and prices. We also have a third-party manufacturer in China, which may be impacted by heightened tensions between the United States and China. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA or comparable foreign regulatory authority approval for one or more of our products or prevent such approval entirely. Any such delays or failures to obtain regulatory approval could cause our prospects to suffer significantly.

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

Trade tensions and conflicts between the United States and other countries, particularly China, have been escalating in recent years and, as such, we are exposed to the possibility of product and material supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States, China and other countries, or due to geopolitical unrest and unstable economic conditions. We currently rely on partners based in China.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. Increased focus on relations with China includes the recently enacted BIOSECURE Act. The BIOSECURE Act, among other things, prohibits U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”) to perform that contract with the government. The U.S. Office of Management and Budget (“OMB”) is required to list BCCs by December 2026. If one of our Chinese partners is named as a BCC, our ability to develop our product candidates may be adversely affected.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations. Any negative impact of the ability of our third party collaborators to deliver the materials we require to conduct our clinical operations due to political actions, supply chain disruptions or otherwise, may have a material adverse impact on our results of operations or financial condition.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our current and future business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions including severely diminished liquidity and credit availability, disruptions in access to bank deposits and lending commitments due to bank failures, declines in economic growth, increases in unemployment rates, supply chain disruptions, heightened interest rates and inflation, stock volatility and uncertainty about economic stability. Such conditions may continue or worsen in the future. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict including Russia’s invasion of Ukraine and the recent conflict in Iran and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including sanctions imposed in connection with the war in Ukraine, the effect of tariffs and/or any resulting trade wars, increasing interest rates, or other factors may also adversely impact the financial markets and the global economy and any economic countermeasures by affected countries and others could exacerbate market and economic instability. For example, in late 2024 and early 2025, the United States, Canada, China, and the European Union each announced either new tariffs, non-tariff barriers, or export controls. Any of these risks, ensuing retaliation, or the further deterioration of trade relations between countries could have an adverse impact on our financial condition and results of operations. Additional tariffs or further retaliatory trade measures taken by China or other countries in response could affect the demand for any of our products, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our financial condition, or prospects. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the Health Insurance Portability and Accountability Act (“HIPAA”), which created new federal criminal statutes that prohibit a person from, among other things, knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by HITECH and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and certain health care providers, and their respective business associates and covered subcontractors;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the Patient Protection and Affordable Care Act (“ACA”), that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws and foreign law equivalents that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures, state laws and foreign law equivalents that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or competent regulatory authority or to adopt compliance programs as prescribed by applicable laws and regulations, or that otherwise restrict payments that may be made to healthcare professionals; and
●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We expect that existing and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other comparable foreign programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

If any of our product candidates are approved for commercialization outside of the United States, we intend to enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals;
●	reduced protection for intellectual property rights including trade secret and patent rights;
●	unexpected changes in tariffs, export controls, sanctions, trade barriers and regulatory requirements;
●	economic weakness including inflation or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes including withholding of taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 or similar anti-bribery and anticorruption laws in other jurisdictions;
●	business interruptions resulting from geopolitical actions including war (such as Russia’s invasion of Ukraine and the recent conflict in Iran and the Middle East) and terrorism, natural disasters such as

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

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the war in Ukraine and the recent conflict in Iran and the Middle East, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We have been, and in the future may be, involved in legal proceedings that may have a negative impact on our business.

From time to time, we have been, and in the future may be, involved in claims, suits, investigations, audits and proceedings arising in the ordinary course of our business. Claims, suits, investigations, audits and proceedings are inherently difficult to predict, and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings may have a negative impact on us due to reputational harm, legal costs, diversion of management resources and other factors. It is also possible that a resolution of one or more such proceedings could result in substantial settlements, judgments, fines or penalties, injunctions, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

There is also inherent uncertainty in determining reserves for these matters. Significant judgment is required in the analysis of these matters, including assessing the probability of potential outcomes and determining whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Further, it may take time to develop factors on which reasonable judgments and estimates can be based.

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

Our stock price has been highly volatile and is likely to continue to be so. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the issuer. The market price for our common stock may be influenced by many factors, including:

●	results from, and any delays in our preclinical studies and any other clinical development programs, including any delays related to the health epidemics or pandemics or other factors outside of our control;
●	actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
●	announcements of changes to our operational focus, including changes to the programs we are actively developing;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of technological innovations or new products by us or our competitors;
●	announcement of FDA or comparable foreign regulatory authority approval or disapproval of our product candidates or other product-related actions;
●	developments involving our discovery efforts and clinical trials;
●	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
●	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
●	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;
●	public concerns as to the safety or efficacy of our product candidates or our competitors’ products;
●	changes in government regulation of the pharmaceutical or medical industry;
●	changes in the reimbursement policies of third-party insurance companies or government agencies;
●	actual or anticipated fluctuations in our operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	developments involving corporate collaborators, if any;
●	changes in accounting principles;
●	general economic, industry and market conditions, exchange rate fluctuations, supply chain disruptions and fluctuating commodity, energy and fuel prices;
●	the impact of political instability, natural disasters, events of terrorism and/or war, such as the war in Ukraine and the recent conflict in Iran and the Middle East, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and
●	the loss of any of our key scientific or management personnel.

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

We incur and will continue to incur costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

As of December 31, 2025, we had net operating loss, or NOL, carryforwards of approximately $55 million. We have incurred substantial losses during our history, do not expect to become profitable in the foreseeable future and may never achieve profitability. Net operating losses of our Swiss subsidiary can be carried forward for up to seven years and will begin to expire commencing from 2026 for the NOLs generated in 2019 under applicable Swiss tax law. Under applicable U.S. federal income tax law, our federal NOL carryforwards generated in tax years beginning on or before December 31, 2017, are only permitted to be carried forward for 20 years. Our federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards may be limited. Similar provisions of state tax law may also apply to limit the use of any state NOLs. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, and existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time, possibly with retroactive effect. Tax legislation continues to evolve globally, creating uncertainty in the global economy. For instance, the Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the "2025 U.S. Tax Act") was signed into law, which includes significant provisions such as tax cut extensions and modifications to the international tax framework. While we do not anticipate the 2025 U.S. Tax Act to have a material impact to our financial condition, results of operations, cash flows, or effective tax rate, we continue to evaluate the impact of the legislative changes as additional guidance becomes available. Uncertainty remains regarding timing and interpretation by the tax authorities in the affected jurisdictions. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses. Future tax reform and legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

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

Our amended and restated certificate of incorporation (the “Amended Charter”) gives our board of directors the ability to designate and issue preferred stock in one or more series. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the relative voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could have the effect of discouraging, delaying or preventing a change of control of us. The possible impact on takeover attempts could adversely affect the price of our securities. Although we have no present intention to designate any series, or issue any shares, of preferred stock, we may do so in the future.

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

ITEM 2. PROPERTIES

Our principal executive office is located in Bethesda, Maryland, where we lease in a multi-tenant building 1,568 square feet of office space that we use for our general management, investor relations, business developments and other activities. This lease expires in September 2026.

We lease 2,992 square feet of office space in a multi-tenant building in Via Soave n.6, Lugano, Switzerland that we use for our research and development team and finance and administrative activities. This lease expires in May 2027.

We lease 1,402 square feet that we use for our biology laboratory and 245 square feet that we use for a warehouse space in a multi-tenant building in Cluster II Building in the Parc Cientific de Barcelona, Spain. This lease expires in March 2026.

We lease 1,417 square feet of office space in a multi-tenant building in Torre D Building in the Parc Cientific de Barcelona, Spain that we use for our drug discovery and research activities. This lease expires in December 2030.

We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted. However, as we continue to expand our operations, we may need to lease additional or alternative facilities.

ITEM 3. LEGAL PROCEEDINGS

On January 21, 2026, Andrew Schwartzberg filed a complaint (the “Complaint”) against the Company and Gene Mack in the United States District Court for the District of Delaware. The Complaint alleges that we and Mr. Mack failed to honor an alleged agreement to amend the exercise price of Mr. Schwartzberg’s outstanding warrants, which agreement the Complaint alleges was made to induce Mr. Schwartzberg’s further investment in the Company. Based on these allegations, the Complaint asserts claims of: (1) breach of contract against the Company; (2) fraudulent inducement against us and Mr. Mack; (3) fraud against us and Mr. Mack; and (4) negligent misrepresentation against us and Mr. Mack. The Complaint seeks the following relief: (1) a declaration that the agreement to reprice the warrants is valid and enforceable; (2) specific performance of the agreement to reprice Mr. Schwartzberg’s outstanding warrants; or (3) in the alternative, monetary damages in excess of $3.1 million. The response to the Complaint is due on March 31, 2026. We and Mr. Mack intend to vigorously defend against the action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the Nasdaq Global Market (the "Nasdaq") under the trading symbol "GANX." As of February 28, 2026, there were approximately 100 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

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

As of December 31, 2025, two clinical studies of GT-02287 have been completed, and one is ongoing. GT-02287 was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of GT-02287 for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of GT-02287. This study was completed in the third quarter of 2025.

In March 2025, we enrolled the first participant with Parkinson’s disease in our two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for GT-02287. In Part 1 of this study, participants dose daily with GT-02287 for 90 days. In August 2025, we amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of GT-02287 in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. Through September 2025 a total of 21 patients were enrolled in the Phase 1b. Samples of cerebrospinal fluid were taken at the initiation of dosing and at day 90 following completion of Part 1, and blood samples were taken at multiple timepoints. In November 2025 a total of 19 patients had completed Part 1 of the Phase 1b and we will be presenting the full analysis of Part 1 throughout 2026. Of the 19 patients who completed Part 1 of the Phase 1b, a total of 16 patients elected to continue on daily oral administration of GT-02287. We expect to complete Part 2 of the Phase 1b study in September 2026.

We continue to monitor the impacts on our operations and access to financing, global and worsening macroeconomic conditions, such as the war in Ukraine, the recent conflict in Iran and the Middle East, global geopolitical tension, exchange rate fluctuations, supply chain disruptions, liquidity concerns and increases in commodity, energy and fuel prices.

Financial Condition

Since our inception in 2017, we have devoted substantially all of our resources to identify and develop next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high-unmet medical needs using our Magellan™ platform. As of December 31, 2025 our efforts have led to the advancement of our lead clinical candidate, GT-02287 for the treatment of Parkinson’s disease through Phase 1 testing and preparing to initiate Phase 2 clinical testing during the third quarter of 2026. Our operations have consisted primarily of organizing and staffing the Company, expanding its operations, securing financing, performing research, conducting preclinical studies and acquiring, developing and securing our in-licensed technology. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales, and as a result, we face risks associated with early-stage biotechnology companies whose product candidates are in development. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect our research and development expenses to remain significant, and to increase to support progress in our research and development activities. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

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

In December 2025, 482,290 investor warrants and 240,652 placement agent warrants issued in 2023, in connection with a public and private offering, were exercised. In connection with the cashless exercise of the placement agent warrants, 68,356 shares were issued and 172,296 shares were withheld and canceled. The exercise resulted in net proceeds to us of $1.3 million.

In July 2025, we completed the public offering of 4,501,640 shares of our common stock and warrants to purchase 2,250,820 shares of our common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds to us of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds to us of $6.0 million. As of December 31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds to us of $1.9 million.

Following completion of the July 2025 public offering, the underwriter exercised its over-allotment option to purchase an additional 675,246 shares of common stock, and warrants to purchase 337,623 shares of common stock, which resulted in additional gross proceeds to us of $1.1 million, which included $0.1 million in offering expenses, such as underwriter fees, for net proceeds to us of $1.0 million. In connection with the public offering, we issued the underwriter warrants to purchase 362,382 shares of common stock at an exercise price of $1.94 per share as consideration for the services provided. The underwriter warrants provide for cashless exercise.

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

In September 2024, we entered into an Equity Distribution Agreement (the "Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent ("Oppenheimer”) with respect to an at-the-market ("ATM”) offering program (the "2024 ATM Program”). Under the 2024 ATM Program we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. We pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the year ended December 31, 2025, we sold an aggregate of 6,850,679 shares of common stock at an average selling price of $2.74 per share under the 2024 ATM Program, raising gross proceeds of $18.8 million, which included $0.7 million of sales commissions and other offering expenses for net proceeds to us of $18.1 million. As of December 31, 2025, we have sold an aggregate of 8,447,807 shares of common stock at an average selling price of $2.60 per share under the 2024 ATM Program, raising gross proceeds of $21.9 million, which included $0.9 million of sales and commissions and other offering expenses for net proceeds to us of $21.0 million.

In June 2024, we completed the public offering of 7.1 million shares of our common stock and 1.0 million pre-funded warrants (the "Pre-Funded Warrants”) to purchase an equal amount of our common stock at the nominal exercise price of $0.0001. The public offering price was $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold to the public in this offering, minus $0.0001. The public offering resulted in gross proceeds of $11.0 million, which included $1.2 million of underwriting commissions and other expenses connected with the financing round. As of December 31, 2025, 1,031,602 Pre-Funded Warrants were exercised resulting in the issuance of 1,031,602 shares of common stock.

As part of the public offering in June 2024, we granted the underwriter an over-allotment option to purchase up to an additional 1,222,222 shares of our common stock, at the public offering price of $1.35, less underwriting discounts and commissions. In July 2024, the underwriter partially exercised the over-allotment option and purchased an additional 337,076 shares of our common stock at the offering price mentioned above. The exercise of the over-allotment option resulted in gross proceeds of $0.46 million, which included $0.42 million of underwriting commissions and other expenses connected with the exercise of the option. We also issued warrants to purchase 593,965 shares of common stock at an exercise price of $1.6875 per share to the underwriter as consideration for the services provided, and such warrants provide for cashless exercise.

From inception through December 31, 2025, we have raised an aggregate of $120 million of gross proceeds through equity financings, including the issuance of convertible preferred stock, our initial public offering, secondary offerings and previous sales under our ATM programs. We have outstanding warrants for 5.8 million shares of our common stock at a weighted-average exercise price per share of $2.31 through December 31, 2025 related to public and private offerings. Of the 5.8 million outstanding warrants, 5.4 million warrants are exercisable at a weighted-average exercise price per share of $2.34 as of December 31, 2025.

As of December 31, 2025, we had cash and cash equivalents of $20.8 million. We have incurred recurring losses and negative cash flows from operations since inception and as of December 31, 2025 and 2024, had an accumulated deficit of $101.4 million and $81.2 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of December 31, 2025 and 2024, we had an accumulated deficit of $101.4 million and $81.2 million, respectively, and as of December 31, 2025, we had cash and cash equivalents of $20.8 million. During the year ended December 31, 2025, we incurred net losses of $20.2 million and negative cash flows from operations of $18.5 million. Our current operating plan indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Annual Report. We will need to raise additional capital to fund continued operations beyond the first quarter of 2027. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates, changing international trade and import policies, potential impact of tariffs, instability in the financial system, the war in Ukraine, global geopolitical tension, as well as rising healthcare costs continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Volatility in the capital markets, and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all.

Strategic Transactions; Collaboration and Licensing Arrangement

We routinely evaluate business development opportunities for the advancement of our lead program, GT-02287, our earlier stage pipeline, and our MagellanTM computational platform technology, including potential licensing, co-development, commercialization, and other strategic alternatives. These discussions may involve pharmaceutical companies, biotechnology companies, or other strategic partners.

While we continue to assess opportunities that could enhance shareholder value and support the advancement of our development programs, there can be no assurance that any such discussions will result in the execution of a definitive agreement. We intend to pursue transactions that we believe align with our strategic objectives, strengthen our financial position, and accelerate the development and potential commercialization of our lead candidate.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including stock-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakout of our research and development expenses by major category:

	Year Ended
	December 31,
	2025	2024	Change
Pre-clinical activities, clinical activities and outside services	$7,325,507	$8,395,066	$(1,069,559)
Personnel expenses	4,164,025	4,174,178	(10,153)
Other	537,261	369,693	167,568
Research grants	(1,814,011)	(2,147,879)	333,868
Total research and development expenses	$10,212,782	$10,791,058	$(578,276)

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

Our primary research and development focus since inception has been the application of our Magellan™ platform to various indications and targets, and more recently the development of our clinical stage lead product candidate GT-02287 for the treatment of Parkinson’s disease and other neurodegenerative diseases. As of December 31, 2025 our efforts have led to the advancement of GT-02287 through Phase 1 testing and preparing to initiate Phase 2 clinical testing during third quarter of 2026.

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

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,
			Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development	$(10,212,782)	$(10,791,058)	$(578,276)
General and administrative	(8,497,920)	(9,559,534)	(1,061,614)
Total operating expenses	(18,710,702)	(20,350,592)	(1,639,890)

Loss from operations	(18,710,702)	(20,350,592)	(1,639,890)

Other income (expense):
Interest income, net	244,394	357,096	(112,702)
Foreign exchange (loss) gain, net	(833,673)	119,120	(952,793)
Loss before income tax	(19,299,981)	(19,874,376)	(574,395)

Income tax	(861,118)	(536,815)	324,303

Net loss	$(20,161,099)	$(20,411,191)	$(250,092)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.61)	$(0.89)	$(0.28)
Weighted average common stock - basic and diluted	32,968,336	22,881,415

Comparison of the Years Ended December 31, 2025 and 2024

Research and development expenses

Research and development expenses decreased by $0.6 million to $10.2 million for the year ended December 31, 2025, as compared to $10.8 million for the year ended December 31, 2024. The decrease in research and development expenses was primarily related to optimization of our pipeline costs. The decrease was partially offset by unfavorable foreign exchange currency translation as the Swiss franc strengthened against the U.S. dollar.

General and administrative expenses

General and administrative expenses decreased by $1.1 million to $8.5 million for the year ended December 31, 2025 from $9.6 million for the year ended December 31, 2024. The decrease in general and administrative expenses was primarily attributable to lower stock-based compensation and lower legal fees. The decrease was partially offset by higher personnel costs and unfavorable foreign exchange currency translation as the Swiss franc strengthened against the U.S. dollar.

Interest income, net

Interest income, net decreased by $113 thousand to $244 thousand for the year ended December 31, 2025 from $357 thousand for the year ended December 31, 2024. The decrease was mainly attributable to lower interest income from treasury securities that reached final maturity in April 2024 and a lower balance in our money market fund over the comparative period.

Foreign exchange gain (loss), net

Foreign exchange loss, net increased by $953 thousand to a loss of $834 thousand for the year ended December 31, 2025 from a gain of $119 thousand for the year ended December 31, 2024 due to the unfavorable foreign currency exchange as the Swiss franc strengthened against the U.S. dollar.

Income taxes

Income taxes were $0.9 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. The increase was mainly attributable to higher income taxes payable in Australia.

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

As of December 31, 2025 and 2024, we had $20.8 million and $10.4 million in cash and cash equivalents, respectively, and an accumulated deficit of $101.4 million and $81.2 million, respectively. We had indebtedness of $0.4 million as of December 31, 2025 and 2024. For the year ended December 31, 2025, we raised $7.0 million in net proceeds from our July 2025 public offering, $3.2 million in net proceeds from the exercise of warrants, and $18.1 million in net proceeds under the 2024 ATM Program. Our cash and cash equivalents available at December 31, 2025 are expected to be sufficient to fund our anticipated operating and capital requirements into the first quarter of 2027 and will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Annual Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, at-the-market offerings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of December 31, 2025, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31,
	2025	2024
Cash used in operating activities	$(18,465,432)	$(18,873,827)
Cash provided by investing activities	—	4,977,507
Cash provided by financing activities	28,447,766	13,012,076
Effect of exchange rate changes	474,032	(527,168)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,456,366	$(1,411,412)

Cash Flows from Operating Activities

During the years ended December 31, 2025 and 2024, we used $18.5 million and $18.9 million, respectively of cash in operating activities, primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $5.0 million, primarily due to the maturity of marketable securities.

Cash Flows from Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was $28.4 million which consisted of the following: $7.4 million of net proceeds from the issuance of shares in the July 2025 public offering, $18.1 million of net proceeds from the issuance of shares pursuant to the 2024 ATM Program, $3.5 million provided by the exercise of stock options and public warrants, partially offset by $0.4 million payment of offering costs and $0.1 million repayment of long-term debt.

During the year ended December 31, 2024, cash provided by financing activities was $13.0 million primarily related to the following: $10.3 million provided by net proceeds from the issuance of shares and warrants in the public offering, $3.0 million provided by net proceeds from issuance of shares pursuant to the 2024 ATM Program, $0.2 million provided by the exercise of stock options and public warrants, partially offset by $0.3 million payment of offering costs and $0.1 million repayment of long-term debt.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the number and characteristics of the product candidates we pursue;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
●	costs associated with growing our workforce;
●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including high interests rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval; and
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements and related disclosures require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, stock-based compensation, warrants, recognition of research grants and the going concern assessment. Our actual results may differ from these estimates under different assumptions or conditions. During the year ended December 31, 2025, there were no material changes to our critical accounting policies. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Pension obligations

We operate defined benefit pension plans and defined contribution pension plans in accordance with local regulations and practices. These plans are funded by regular contributions made by the employer and the employees to a third-party. For defined benefit pension plans, the liability recognized in the balance sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plans is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which are supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in “Accumulated Other Comprehensive Income (Loss)” in the Consolidated Statements of Changes in Stockholders’ Equity and are charged or credited to income over the employees’ expected average remaining working lives. The measurement date used for our employee defined benefit plan is December 31st.

Stock-based compensation

We recognize compensation costs related to stock-based compensation awards granted to employees, consultants, and directors based on the estimated fair value of the awards as of the grant date. We estimate the grant date fair value and the resulting stock-based compensation using the Black-Scholes option-pricing model for stock option awards. The grant date fair value of the stock option awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires assumptions, including volatility, the expected term of exercise, the risk free interest rate for a period that approximates the expected term of exercise, and our expected dividend yield. Certain assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of assumptions and the application of management’s judgment, as they are inherently subjective.

We recognize expenses related to Restricted Stock Units (or RSUs) based on their fair market value, determined as the closing price on the Nasdaq of our common stock as of the grant date, on a straight-line basis over the requisite service period.

Warrants

We account for warrants to purchase shares of our common stock as equity instruments. We evaluate each warrant at issuance to determine the appropriate classification. Warrants that are indexed to our own common stock and meet the criteria for equity classification are recorded at fair value as of the issuance date within stockholders' equity and are not subsequently remeasured. The Black-Scholes option pricing model is also used for the warrants issued, using consistent inputs and methodology to quantify such inputs, as described above in relation to stock-based compensation. Certain assumptions used in our Black-Scholes option-pricing model represent management's best estimates and involve the application of management's judgment, as they are inherently subjective.

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

Going concern assessment

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The assessment over going concern is based on management’s most updated budget and forecast and does not take into consideration estimated future cash inflows that are not certain as of the date of preparation of the financial statements. Please refer to the discussion above titled “Going Concern”.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gain Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gain Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Lugano, Switzerland

March 26, 2026

Gain Therapeutics, Inc

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,837,628	$10,385,863
Tax credits	179,701	271,079
Prepaid expenses and other current assets	1,219,809	945,536
Total current assets	22,237,138	11,602,478

Noncurrent assets:
Property and equipment, net	74,916	103,619
Internal-use software, net	102,837	134,268
Operating lease right-of-use assets	334,090	219,715
Restricted cash	36,296	31,695
Long-term deposits and other noncurrent assets	33,698	32,109
Total noncurrent assets	581,837	521,406
Total assets	$22,818,975	$12,123,884

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$825,027	$946,259
Operating lease liabilities - current	119,876	160,913
Other current liabilities	2,306,624	2,441,761
Deferred grant income - current	—	252,211
Loans - current	100,869	110,177
Total current liabilities	3,352,396	3,911,321

Noncurrent liabilities:
Defined benefit pension plan	390,509	443,623
Operating lease liabilities - noncurrent	211,238	53,598
Deferred grant income - noncurrent	—	47,441
Loans - noncurrent	300,084	328,327
Total noncurrent liabilities	901,831	872,989
Total liabilities	$4,254,227	$4,784,310

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2025 and 2024	$—	$—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 42,073,807 and 27,132,588 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4,209	2,713
Additional paid-in capital	119,139,677	88,779,318
Accumulated other comprehensive income (loss)	776,869	(247,549)
Accumulated deficit	(81,194,908)	(60,783,717)
Loss of the period	(20,161,099)	(20,411,191)
Total stockholders’ equity	18,564,748	7,339,574
Total liabilities and stockholders’ equity	$22,818,975	$12,123,884

Gain Therapeutics, Inc

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$(10,212,782)	$(10,791,058)
General and administrative	(8,497,920)	(9,559,534)
Total operating expenses	(18,710,702)	(20,350,592)

Loss from operations	(18,710,702)	(20,350,592)

Other income (expense):
Interest income, net	244,394	357,096
Foreign exchange (loss) gain, net	(833,673)	119,120
Loss before income tax	(19,299,981)	(19,874,376)

Income tax	(861,118)	(536,815)

Net loss	$(20,161,099)	$(20,411,191)

Net loss per shares:
Net loss per share attributable to common stockholders - basic and diluted	$(0.61)	$(0.89)
Weighted average common stock - basic and diluted	32,968,336	22,881,415

Gain Therapeutics, Inc

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2025	2024
Net loss	$(20,161,099)	$(20,411,191)
Components of other comprehensive (loss) income
Unrealized gain on available-for-sale marketable securities	—	4,974
Changes in defined benefit pension plan obligation, net of tax	177,214	(132,524)
Foreign currency translation	847,204	(367,240)
Other comprehensive income (loss), net of tax	1,024,418	(494,790)
Comprehensive loss	$(19,136,681)	$(20,905,981)

Gain Therapeutics, Inc

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2023	16,206,680	$1,621	$73,113,079	$247,241	$(60,783,717)	$12,578,224
Issuance of shares in at-the-market (ATM) offering (Note 14)	1,597,128	159	2,950,974	—	—	2,951,133
Issuance of shares and warrants in public offering and private placement (Note 14)	9,251,003	926	10,374,052	—	—	10,374,978
Stock-based compensation (Note 15)	77,777	7	2,341,213	—	—	2,341,220
Changes in defined benefit pension plan obligation (Note 11)	—	—	—	(132,524)	—	(132,524)
Foreign currency translation	—	—	—	(367,240)	—	(367,240)
Net unrealized gain on available-for-sale securities (Note 5)	—	—	—	4,974	—	4,974
Net loss	—	—	—	—	(20,411,191)	(20,411,191)
Balance as of December 31, 2024	27,132,588	$2,713	$88,779,318	$(247,549)	$(81,194,908)	$7,339,574
Issuance of shares in ATM offering (Note 14)	6,850,679	685	18,058,694	—	—	18,059,379
Issuance of shares and warrants in public offering (Note 14)	5,176,886	519	7,015,558	—	—	7,016,077
Stock-based compensation (Note 15)	—	—	1,817,484	—	—	1,817,484
Exercise of warrants (Note 14)	2,729,069	274	3,218,382	—	—	3,218,656
Exercise of stock options (Note 15)	83,750	8	250,251	—	—	250,259
RSU vesting (Note 15)	100,835	10	(10)	—	—	—
Changes in defined benefit pension plan obligation (Note 11)	—	—	—	177,214	—	177,214
Foreign currency translation	—	—	—	847,204	—	847,204
Net loss	—	—	—	—	(20,161,099)	(20,161,099)
Balance as of December 31, 2025	42,073,807	$4,209	$119,139,677	$776,869	$(101,356,007)	$18,564,748

Gain Therapeutics, Inc

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024

Operating activities:
Net loss	$(20,161,099)	$(20,411,191)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,046	84,071
Stock-based compensation expense	1,803,195	2,390,159
Other non-cash items	804,938	143,523

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(82,119)	(356,650)
Long term deposit and other noncurrent assets	2,852	(21,000)
Accounts payable and other current liabilities	(468,606)	274,889
Defined benefit pension plan	(130,568)	(122,915)
Deferred grant income	(328,071)	(854,713)
Total changes in operating assets and liabilities	(1,006,512)	(1,080,389)
Cash used in operating activities	(18,465,432)	(18,873,827)

Cash flows from investing activities:
Purchase of property and equipment and internal-use software	—	(22,493)
Maturities of marketable securities	—	5,000,000
Cash provided by investing activities	—	4,977,507

Cash flow from financing activities:
Net proceeds from issuance of shares in 2024 ATM Program (Note 14)	18,059,379	2,951,133
Net proceeds from issuance of shares in public offering (Note 14)	7,411,554	10,261,178
Net proceeds from the exercise of warrants (Note 14)	3,218,552	113,800
Net proceeds from the exercise of stock options (Note 15)	250,260	57,711
Payments of offering costs (Note 14)	(395,478)	(280,867)
Payments of current portion of long-term debt (Note 12)	(96,501)	(90,879)
Cash provided by financing activities	28,447,766	13,012,076
Effect of exchange rate changes	474,032	(527,168)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,456,366	(1,411,412)
Cash, cash equivalents and restricted cash at beginning of period	10,417,558	11,828,970
Cash, cash equivalents and restricted cash at end of period	$20,873,924	$10,417,558

Supplemental Data:
Income taxes paid	$47,549	$86,309

Notes to the Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Operations and Business

Gain Therapeutics, Inc. (and together with its subsidiaries, the “Company”), was incorporated under the laws of the state of Delaware (U.S.) on June 26, 2020. Gain Therapeutics has been a publicly traded company since the Initial Public Offering (“IPO”) completed in March of 2021. The shares trade on the Nasdaq Global Market under the ticker symbol “GANX”

The Company is a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including, central nervous system (CNS) disorders, lysosomal storage disorders (LSDs), metabolic disorders, and other diseases that can be targeted through protein degradation, such as oncology.

The Company’s clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. The Company generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increasing dopamine levels, restoring locomotor and cognitive function, and reducing plasma-based neurodegeneration maker, neurofilament light chain (NfL), back to the level of control animals. In a Phase 1 first-in-human study (n = 72), GT-02287 was safe and generally well tolerated up to and including the highest planned dose level, enabling further development in GBA1 Parkinson’s patients. Additional corroborating safety data for GT-02287 has been gathered through evaluation of different oral formulations in a bioavailability study (n=24).

As of December 31, 2025, two clinical studies of GT-02287 have been completed, and one is ongoing. GT-02287 was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of GT-02287 for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of GT-02287. This study was completed in the third quarter of 2025.

In March 2025, the Company enrolled the first participant with Parkinson’s disease in its two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for GT-02287. In Part 1 of this study, participants dose daily with GT-02287 for 90 days. In August 2025, the Company amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of GT-02287 in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. Through September 2025 a total of 21 patients were enrolled in the Phase 1b. Samples of cerebrospinal fluid were taken at the initiation of dosing and at day 90 following completion of Part 1, and blood samples were taken at multiple timepoints. In November 2025 a total of 19 patients had completed Part 1 of the Phase 1b and the Company will be presenting the full analysis of Part 1 throughout 2026. Of the 19 patients who completed Part 1 of the Phase 1b, a total of 16 patients elected to continue on daily oral administration of GT-02287. The Company expects to complete Part 2 of the Phase 1b study in September 2026.

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

The annual financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2025, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the years ended December 31, 2025 and 2024. All amounts in the consolidated financial statements are expressed in U.S. dollars and disclosed within these explanatory notes in U.S. dollars. These accompanying annual financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the audited consolidated financial statements.

The results for the years ended December 31, 2025 and 2024 are not necessarily indicative of the results to be expected for any future year or period. These annual financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report.

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

In accordance with ASC 205-40, "Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and cash equivalents of $20.8 million as of December 31, 2025 will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future, substantial doubt exists about its ability to continue as going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the first quarter of 2027.

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

The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the first quarter of 2027, including raising additional capital through either private or public equity, debt financing, or additional program collaborations.

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

	December 31,	December 31,
	2025	2024
Long-lived assets by geographic location
Switzerland	$253,209	$282,185
Spain	252,332	164,847
United States	6,302	10,570
Total	$511,843	$457,602

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The functional currencies of the Company’s operations are the local currencies (USD in the United States, Swiss franc in Switzerland, euro in Spain and Australian dollar in Australia). Assets and liabilities reported in the Consolidated Balance Sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Consolidated Statements of Operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of stockholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of December 31, 2025 and 2024, accumulated currency translation adjustments recorded in accumulated other comprehensive loss amounted to $888,451 and $41,247, respectively.

For the years ended December 31, 2025 and 2024, the unrealized foreign exchange loss from foreign currency transactions was $619,800 and the unrealized foreign exchange gain from foreign currency transactions was $12,045, respectively, which is reflected in other non-cash items within cash flows from operating activities.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, judgments and assumptions including those related to going concern assessment, recognition of accrued expenses, defined benefit pension liability, stock-based compensation, warrants and recognition of research grants. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable by management under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. Changes in estimates are recorded in the period in which they become known. To the extent that material differences arise between the estimates and actual results, the Company’s future results of operations will be affected.

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

Issuance Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are directly associated with equity financings as issuance costs. These costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the issuance costs will be expensed immediately as a charge to operating expenses in the Consolidated Statements of Operations.

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

Internal-use software, net consisted of the following:

	December 31,	December 31,
	2025	2024
Internal-use software	$302,119	$264,062
Less: accumulated amortization	(199,282)	(129,794)
Internal-use software, net	$102,837	$134,268

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the years ended December 31, 2025 and 2024 was $49 thousand and $47 thousand, respectively.

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment,” the Company performs an impairment test whenever events or circumstances indicate that the carrying value of long-lived assets with finite lives may be impaired. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted pre-tax cash flows expected to result from the use of such assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated cash flows. No impairments have been identified by management as of and for any periods presented.

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

Stock-based Compensation

The Company issues stock-based compensation awards with service-based vesting conditions. The Company applies the fair value method of measuring equity-based compensation, which requires an entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes the corresponding expense in the statement of operations over the period the participants are required to render service. Forfeitures are recognized as they occur.

The fair value of each stock option award is estimated as of the grant date using the Black-Scholes option pricing model. The Company determines the volatility and the expected term of exercise for awards granted based on the actual volatility of its share price traded on the Nasdaq and the best estimate of the timing of the exercise by the beneficiaries as of the grant date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be nil. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

The Company recognizes expenses related to restricted stock units (RSUs) based on their fair market value, determined as the closing price on the Nasdaq of the Company’s common stock as of the grant date, on a straight-line basis over the requisite service period.

Warrants

The Company accounts for warrants to purchase shares of its common stock as equity instruments. The Company evaluates each warrant at issuance to determine the appropriate classification. Warrants that are indexed to its common stock and meet the criteria for equity classification are recorded at fair value as of the issuance date within stockholders' equity and are not subsequently remeasured. The Black-Scholes option pricing model is used for the warrants issued, using consistent inputs and methodology to quantify such inputs, as described above in relation to stock-based compensation. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Research Grants

Under the terms of the research and development grants awarded, the Company receives upfront payments or is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded when there is reasonable assurance of collection and based on management’s best estimate of the periods in which the related expenditures are incurred, and activities performed, and are classified in the Consolidated Statements of Operations as a reduction to research and development expenses. Grants received in advance of the specific research and development costs to which they relate are deferred and recognized in the Consolidated Balance Sheets as deferred grant income.

Under the Australian government’s Research and Development Tax Incentive (“R&DTI”) program, the Company is eligible to obtain certain research and development tax credits for eligible research and development expenditures incurred by its wholly owned subsidiary, Gain Therapeutics Australia. The tax credits are available on the basis of specific criteria with which the Company must comply, including conducting qualifying research and development activities in Australia. The tax credits are administered through the local tax authority and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions. The tax credits are based on a percentage of eligible research and development activities under the program and are recorded based on management’s best estimate of the periods in which the related expenditures are incurred and activities performed and are classified in the Consolidated Statements of Operations as a reduction to research and development expenses when collectability is reasonably assured. The Company records the research and development tax credit as an offset to income tax payable with any remainder recorded in other receivables.

Research and Development Expenses

The Company expenses all costs incurred in performing research and development activities. Research and development expenses include salaries and other related costs, materials and supplies preclinical expenses, manufacturing expenses, contract services, other third-party expenses, and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses.

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

Income Taxes

The Company accounts for income taxes under the liability method. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statements carrying amounts of assets and liabilities and the related tax basis using enacted tax rates in effect in the years in which the associated deferred taxes are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized. The Company accounts for any taxes associated with Global Intangible Low-Taxed Income ("GILTI") as a period cost.

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

The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets.

	Unrealized Gain / (Loss) on Available-for-sale Marketable Securities	Defined Benefit Pension Obligation	Foreign Currency Translation	Total
Balance as of December 31, 2023	$(4,974)	$(156,272)	$408,487	$247,241
Other comprehensive income (loss) before reclassifications	4,974	(136,977)	(367,240)	(499,243)
Amounts reclassified from accumulated other comprehensive loss	—	4,453	—	4,453
Net period other comprehensive income (loss), net of tax	4,974	(132,524)	(367,240)	(494,790)
Balance as of December 31, 2024	—	(288,796)	41,247	(247,549)
Other comprehensive income (loss) before reclassifications	—	156,631	847,204	1,003,835
Amounts reclassified from accumulated other comprehensive loss	—	20,583	—	20,583
Net period other comprehensive income (loss), net of tax	—	177,214	847,204	1,024,418
Balance as of December 31, 2025	$—	$(111,582)	$888,451	$776,869

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be anti-dilutive. As of December 31, 2025 and 2024, common stock equivalents consisted of stock options, RSUs, and warrants. Because the Company has reported net losses since inception, these potential impacts would be anti-dilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Except as noted below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements and disclosures.

Recently issued accounting pronouncements adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 primarily requires disaggregated information about a Company's effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted ASU No. 2023-09 on a prospective basis for annual disclosures for the year ended December 31, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires new disclosures providing further detail of a company’s income statement expense line items. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of ASU No. 2024-03 can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. ASU No. 2024-03 will likely result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted. As ASU No. 2024-03 relates to disclosures only, there will be no impact to the Company’s consolidated results of operations and financial condition.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles–Goodwill and Other– Internal-Use Software (Subtopic 350-40). ASU No. 2025-06 modernizes the accounting for software development by removing all references to prescriptive and sequential software development stages in favor of a probable-to-completion recognition threshold. The probable-to-completion recognition threshold requires two criteria be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Adoption of ASU No. 2025-06 can either be applied prospectively, retrospectively, or via a modified prospective transition method. The modified prospective transition approach would allow entities to account for an in-process project that, before the transition date, met the capitalization requirements but would no longer meet the requirements for capitalization under ASU No. 2025-06 by derecognizing the capitalized costs for that in-process project through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating this new standard, but does not expect it to have material impact on its consolidated results of operations and financial condition.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU No. 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. ASU No. 2025-10 provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. ASU No. 2025-10 also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU No. 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. ASU No. 2025-10 can be applied prospectively, modified prospectively, or retrospectively. The Company is currently evaluating the impact of adopting ASU No. 2025-10 on its operating results, financial position, and cash flows.

3. Research Grants

During the course of its business, the Company applies for research grants with public or private organization to funds its research projects. Under the terms of these grants, the Company receives an upfront payment or is entitled to receive reimbursement of its allowable direct research expenses.

In March 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Eurostars and Innosuisse awarded a grant in the aggregated amount of $1.3 million to a consortium led by Gain Therapeutics that also includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. The grant is intended to support the development of our alpha-1 antitrypsin deficiency program. The portion of the grant that was allocated to the Company was $0.45 million. In June 2025, the grant was terminated due to the dissolution of the consortium. The Company repaid the remaining unused portion of the grant awarded of $0.21 million during the year ended December 31, 2025.

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

In connection with the grants announced in March 2023 and May 2023 the Company recorded a reduction to research and development expenses of $0.8 million and $0.9 million during the years ended December 31, 2025 and 2024, respectively. The Company recorded deferred grant income of nil and $0.3 million during the years ended December 31, 2025 and 2024, respectively, and grant-related receivables of $0.4 million and nil as of December 31, 2025 and 2024, respectively. The receivable was recorded within Other Current Assets (see Note 6).

In the second quarter of fiscal year 2023, the Company’s wholly owned subsidiary, Gain Therapeutics Australia started the Phase 1 Clinical Trial for its lead program in Parkinson’s disease in Australia. The Australian government sponsors the Research and Development Tax Incentive (“R&DTI”) program which offers a tax credit for companies conducting eligible research and development activities. The R&DTI program provides for a cash refund, net of income taxes payable, based on a percentage of eligible research and development activities undertaken in Australia by Gain Therapeutics Australia. The Company recorded a reduction to research and development expenses of $1.0 million and $1.3 million during the years ended December 31, 2025 and 2024, respectively, related to the R&DTI program. The corresponding receivable was recorded within Other Current Assets (see Note 6).

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

Cash, cash equivalents and restricted cash are broken down as follows:

	December 31,	December 31,
	2025	2024
Cash	$9,777,237	$5,640,783
Money market	11,060,391	4,745,080
Total cash and cash equivalents	$20,837,628	$10,385,863
Restricted cash	$36,296	$31,695

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano, Switzerland and is deposited into a restricted bank account as a guarantee.

5. Marketable Securities

Marketable securities are comprised of United States Treasury Securities (“USTS”). The Company classifies the USTS, which are accounted for as available-for-sale, within the Level 1 fair value hierarchy category as the fair value is based on quoted market prices in active markets with a high level of daily trading volume. The Company had no marketable securities as of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the Company recorded interest income on available-for-sale debt securities of nil and $38 thousand, respectively. The USTS in the portfolio reached their final maturity in April 2024.

6. Tax Credits, Prepaid Expenses and Other Current Assets

Tax credits, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2025	2024
Tax credits	$179,701	$271,079

Prepaid and deferred expenses	$275,428	$210,201
Prepaid research and development service agreements	243,796	159,692
Prepaid directors and officers (D&O) insurance costs	77,593	80,959
Research and development grant receivable, net	622,992	494,684
Total prepaid expenses and other current assets	$1,219,809	$945,536

Tax credits consist of a value-added tax credit, which is an indirect tax receivable from Swiss and Spanish tax authorities on purchases of goods and services executed in those countries.

Prepaid and deferred expenses refers to pre-payments made to the Company’s vendors for future services.

Prepaid research and development service agreements mainly refer to research agreements entered into with third parties for research projects that will be recognized as expenses throughout the research period.

Prepaid D&O insurance costs relate to an annual insurance premium which will be recognized in the statement of operations on a monthly basis throughout the one year insurance period.

The research and development grant receivable, net of income tax payable, relates to a tax credit for eligible research and development costs incurred under the R&DTI program and a receivable related to the research grant awarded by Innosuisse under the Swiss Accelerator program. Refer to Note 3 for further discussion.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2025	2024
Computer	$110,949	$101,087
Furniture and fixtures	66,429	58,573
Leasehold improvements	36,098	31,616
Laboratory instruments	45,205	35,700
Total property and equipment	258,681	226,976
Less: accumulated depreciation	(183,765)	(123,357)
Property and equipment, net	$74,916	$103,619

No disposals or impairments occurred during the years ended December 31, 2025 and 2024. Depreciation has been calculated based on the assets’ estimated economic lives by taking into consideration the use, purpose and financial-technical duration of the assets. Depreciation expense for the years ended December 31, 2025 and 2024 was $45 thousand and $38 thousand, respectively.

8. Operating Leases

The Company leases offices in Bethesda (United States), Lugano (Switzerland), and Barcelona (Spain). The current lease portfolio consists of leases with remaining terms ranging from less than one year to five years. Certain of the Company’s leases include options to extend or terminate the lease. Renewal options are included in the calculation of ROU assets and lease liabilities when the Company is reasonably certain that renewal options will be exercised. Periods subject to termination options are included in the lease term only when the Company is reasonably certain not to exercise the termination option. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

The breakdown of the significant components of ROU assets, lease liabilities and operating lease expense is reported in the table below, together with the discount rate used in order to calculate the net present value of the lease liabilities as of those periods.

	December 31,	December 31,
	2025	2024
Operating lease
Operating lease right-of-use assets	$334,090	$219,715

Operating lease liabilities - current	$119,876	$160,913
Operating lease liabilities - noncurrent	$211,238	$53,598
Weighted average remaining lease term - years	3.77	1.38
Weighted average discount rate	3.83	1.53

The operating lease expenses are reported as follows:

	December 31,	December 31,
	2025	2024
Research and development	$139,355	$140,577
General and administrative	38,563	88,499
Total operating lease costs	$177,918	$229,076

In the years ended December 31, 2025 and 2024, the Company incurred short-term lease expense of $71 thousand and $18 thousand, respectively. These expense were recognized on a straight-line basis and reported within general and administrative costs.

The variable lease costs incurred in the years ended December 31, 2025 and 2024 was $31 thousand and $25 thousand, respectively.

The Company made fixed cash payments related to operating leases of $0.2 million in both the years ended December 31, 2025 and 2024.

The future minimum lease payments for the Company’s operating leases as of December 31, 2025, are as follows:

Fiscal Year	Operating Leases
2026	$127,435
2027	81,624
2028	49,281
2029	50,562
2030	51,877
Total future minimum lease payments	360,779
Less amount representing interest or imputed interest	29,665
Present value of lease liabilities	$331,114

9. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of December 31, 2025 and 2024, accounts payable amounted to $0.8 million and $0.9 million, respectively. All accounts payable are due in less than 12 months.

10. Other Current Liabilities and Deferred Grant Income

Other current liabilities and deferred grant income consist of the following:

	December 31,	December 31,
	2025	2024
Payable for social security and withholding taxes	$167,893	$229,319
Accrued payroll	1,192,479	1,377,428
Accrued research and development	518,856	344,138
Accrued professional fees	370,662	461,966
Accrued other	13,645	10,417
Tax provision	43,089	18,493
Total other current liabilities	2,306,624	2,441,761
Deferred grant income	—	299,652
Total other current liabilities and deferred income	$2,306,624	$2,741,413

Accrued payroll refers to accruals for year-end bonuses, accrued vacation, overtime and other payroll-related accruals.

Tax provision refers to a tax payable due to the Spanish tax authorities related to taxable income generated in Spain.

Deferred grant income refers to the upfront payment that the Company has received after the successful application regarding research and development grants.

11. Pension and Other Benefit Programs

Net pension obligations related to the Company’s defined pension plan refers only to Swiss employees and as of December 31, 2025 and 2024 can be summarized as follows:

	December 31,	December 31,
	2025	2024
End of year funded status:
Fair value of plan assets	$1,138,422	$898,853
Projected benefit obligation	(1,528,931)	(1,342,476)
Funded status	$(390,509)	$(443,623)

Accumulated benefit obligation	$1,467,635	$1,270,787

Reconciliation of funded status:
Funded status beginning of year	$(443,623)	$(307,454)
Expense	(185,035)	(150,890)
Employer contributions	130,568	122,915
Translation differences	(69,633)	24,330
Change in accumulated other comprehensive loss	177,214	(132,524)
Funded status at end of year	$(390,509)	$(443,623)

Component of net periodic pension costs:
Service cost	$164,847	$142,734
Interest cost	13,014	14,836
Expected return on plan assets	(13,409)	(11,133)
Amortization of losses	23,565	8,252
Amortization of prior service credit	(2,982)	(3,799)
Total	$185,035	$150,890

Service cost is reported in general and administrative expenses. Certain other components of net periodic pension costs are reported in interest income, net in the Consolidated Statements of Operations.

	December 31,	December 31,
	2025	2024
Reconciliation of projected benefit obligation:
Projected benefit obligation at January 1	$1,342,476	$1,130,217
Service cost	164,847	142,734
Employee contributions	86,541	81,930
Interest cost	13,014	14,836
Benefit payments	(90,083)	(40,044)
Gain on financial assumptions	(119,411)	106,396
Gain on experience	(70,251)	(12,990)
Translation differences	201,798	(87,608)
Plan amendment	—	7,005
Total	$1,528,931	$1,342,476

	December 31,	December 31,
	2025	2024
Reconciliation of fair value of plan assets:
Fair value at January 1	$898,853	$822,763
Expected return on plan assets	13,409	11,133
Loss on plan assets	(33,032)	(36,566)
Employer contributions	130,568	122,915
Employee contributions	86,541	81,930
Benefit payments	(90,083)	(40,044)
Translation differences	132,166	(63,278)
Fair value at December 31	$1,138,422	$898,853

	December 31,	December 31,
	2025	2024
Change in net loss:
Loss at beginning of year	$304,641	$182,921
Gain on pension benefit obligation during the year	(189,662)	93,406
Loss on assets during the year	33,032	36,566
Amortization of loss	(23,565)	(8,252)
Loss at end of year	$124,446	$304,641

	December 31,	December 31,
	2025	2024
Change in accumulated other comprehensive loss:
Accumulated other comprehensive income at beginning of year	$288,795	$156,271
Net loss amortized	(23,565)	(8,252)
Gain on pension benefit obligation during the year	(189,662)	93,406
Loss on assets during the year	33,032	36,566
Prior service cost/(credit) occurring over the year	—	7,005
Net prior service credit amortized	2,982	3,799
Total accumulated other comprehensive income at end of year	$111,582	$288,795

The assumptions used in the determination of the benefit obligation and the net periodic costs for the pension plan were as follows:

	December 31,	December 31,
	2025	2024
Financial assumptions (%pa):
Discount rate	1.30%	0.90%
Interest credit rate / expected return on assets	1.25%	1.25%
Salary increases	2.50%	2.50%
Pension increases	0.00%	0.00%
Inflation	1.00%	1.50%
Demographic assumptions:
Lump-sum option	25%	25%
Retirement age	65/65	65/65
Proportion married	BVG 2020	BVG 2020
Allowance for child pensions	5% loading on risk benefits	5% loading on risk benefits
Mortality base table	BVG 2020	BVG 2020
Longevity improvement	CMI 2018 (1.25%)	CMI 2018 (1.25%)
Turnover	BVG 2020	BVG 2020
Disability	80% BVG 2020	80% BVG 2020

December 31,
2025
Expected benefit payments:
Year 1	$52,452
Year 2	56,570
Year 3	58,972
Year 4	62,846
Year 5	66,742
Next 5 years	594,130

Other disclosure items:
Next year's expected employer contribution	$136,701

The increase in projected benefit obligation for the year ended December 31, 2025 was primarily related to foreign exchange currency translation as the Swiss franc strengthened against the U.S. dollar. Excluding the foreign exchange impact, the projected benefit obligation decreased due to the actuarial gains related to an increase in the discount rate and changes in the forecast inflation which were applied against future expected benefit payments. The increase of the plan assets recorded during the year was mainly related to foreign exchange currency translation as the Swiss franc strengthened against the U.S. dollar, partially offset by net benefit payments.

The Company’s investment strategy for its pension plan is to optimize the long-term investment return on plan assets in relation to the liability structure to maintain an acceptable level of risk while minimizing the cost of providing pension benefits and maintaining adequate funding levels in accordance with applicable rules in each jurisdiction. The Company does not manage any assets internally. The insurance contract plan asset relates to mandatory and discretionary contributions made in accordance with Swiss law to a leading pension provider. The capital is insured and provides for a minimum rate of return. The fair value is equal to the employees’ accrued savings and is calculated using total employer and employee contributions plus any accumulated interest credited (which is substantially equivalent to the related cash surrender value). The plan asset has been classified within Level 3 of the fair value hierarchy and the approach is consistent with prior years.

The Company maintains a 401(k) savings plan, which is available to all U.S. employees. Participants may make voluntary contributions. The Company makes matching contributions according to the 401(k) savings plan’s matching formula. All matching contributions and participant contribution vest immediately. The expenses related to the Company’s 401(k) savings plan consist of matching contributions. Expenses related to the Company’s 401(k) savings plan totaled $47 thousand and $37 thousand for the years ended December 31, 2025 and 2024, respectively.

The Company’s United Kingdom (“UK”) employees are eligible to participate in its UK defined contribution pension scheme upon commencement of employment. The employees and the Company will make such contributions in line with the rules of the pension scheme in force. The expenses related to the Company’s pension scheme consist of matching contributions and totaled $16 thousand and $15 thousand for the years ended December 31, 2025 and 2024, respectively.

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

The future payments for the Company’s loan as of December 31, 2025 are as follows:

	Total	2026	2027	2028	2029
Loan	$400,953	$100,869	$100,869	$100,869	$98,346

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Assets
Defined benefit pension plan:
Pension plan asset (insurance contract)	$—	$—	$1,138,422
Total defined benefit pension plan	—	—	1,138,422

Cash equivalents:
Money market funds	11,060,391	—	—
Total cash equivalents	11,060,391	—	—

Total financial assets	$11,060,391	$—	$1,138,422

December 31, 2024:
Assets
Defined benefit pension plan:
Pension plan asset (insurance contract)	$—	$—	$898,853
Total defined benefit pension plan	—	—	898,853

Cash equivalents:
Money market funds	4,745,080	—	—
Total cash equivalents	4,745,080	—	—

Total financial assets	$4,745,080	$—	$898,853

The carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. Please refer to Note 11 “Pension and Other Benefit Programs” for additional details on the valuation of pension plan assets.

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

As of December 31, 2025 and 2024, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of December

31, 2025 and 2024, there were 42,073,807 and 27,132,588 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

Public offering July 2025

In July 2025, the Company completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds to the Company of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds to the Company of $6.0 million. As of December 31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds of $1.9 million.

Following completion of the public offering, the underwriter exercised its over-allotment option to purchase an additional 675,246 shares of common stock, and warrants to purchase 337,623 shares of common stock, which resulted in additional gross proceeds of $1.1 million, which included $0.1 million in offering expenses, such as underwriter fees, for net proceeds of $1.0 million.

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

At the market offering

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the year ended December 31, 2025, the Company sold an aggregate of 6,850,679 shares of common stock at an average selling price of $2.74 per share under the 2024 ATM Program, raising gross proceeds of $18.8 million, which included $0.7 million of sales commissions and other offering expenses for net proceeds of $18.1 million. As of December 31, 2025, the Company has sold an aggregate of 8,447,807 shares of common stock at an average selling price of $2.60 per share under the 2024 ATM Program, raising gross proceeds of $21.9 million, which included $0.9 million of sales and commissions and other offering expenses for net proceeds of $21.0 million.

Public offering June 2024:

In June 2024, the Company completed the public offering of 7,116,547 shares of its common stock and 1,031,602 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an equal amount of its common stock at the nominal exercise price of $0.0001. The public offering price was $1.35 per share while the purchase price of each pre-funded warrant was equal to the public offering price at which a share of common stock was sold less $0.0001. As of December 31, 2025, 1,031,602 Pre-Funded Warrants were exercised resulting in the issuance of 1,031,602 shares of common stock.

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

	Year Ended December 31, 2024
	2024 Pre-Funded	2024 Underwriter
	Warrants	Warrants
Market price at grant date	$1.32	$1.32
Volatility	—%	73.47%
Expected term (years)	—	2.75
Risk-free interest rate	—%	4.28%
Expected dividend yield	—	—

Grant date fair value per share	$—	$0.56

Warrants:

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2025:

	Warrants	Warrants	Weighted Average
Expiration Date	Outstanding	Exercisable	Exercise Price
November 24, 2028	3,361,484	3,361,484	$2.75
June 17, 2029	593,965	593,965	1.69
July 17, 2030	1,804,004	1,441,622	1.71
Outstanding as of December 31, 2025	5,759,453	5,397,071	$2.31

The following table summarizes the Company’s warrants activity for the year ended December 31, 2025:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2024	6,135,380	$2.63
Issued:
Investor warrants	2,588,443	1.65
2025 Underwriter warrants	362,382	1.94
Exercised:
Pre-funded warrants	(1,031,602)	—
Investor warrants (a)	(1,629,111)	1.98
Agent warrants (a)	(240,652)	2.75
Forfeited:
July 20th warrants (b)	(225,387)	5.07
May 6th warrants (c)	(200,000)	13.75
Outstanding as of December 31, 2025	5,759,453	$2.31

(a)	In December 2025, 482,290 investor warrants and 240,652 placement agent warrants issued in 2023, in connection with a public and private offering, were exercised and resulted in net proceeds of $1.3 million. In connection with the cashless exercise of the placement agent warrants, 68,356 shares were issued and 172,296 shares were withheld and canceled.
(b)	On July 20, 2025, 225,387 warrants issued in 2020 in connection with the Series B Preferred Stock to designees of the placement agent were not exercised within their five year exercisable period and were therefore forfeited.
(c)	On May 6, 2025, 200,000 warrants issued in 2021 to an investment bank for banking services and financial advisory were not exercised within their four year exercisable period and were therefore forfeited.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

		Weighted Average		Weighted Average	Aggregate
		Grant Date	Weighted Average	Remaining Contractual	Intrinsic
	Shares	Fair Value	Exercise Price	Life (in years)	Value
Options outstanding as of December 31, 2024	3,152,445	$2.80	$4.33	7.99	$—
Options granted	1,204,325	1.63	2.28
Options exercised	(83,750)	1.80	2.99
Options cancelled/forfeited	(741,040)	3.19	4.47
Options outstanding as of December 31, 2025	3,531,980	$2.35	$3.64	7.84	$—
Vested as of December 31, 2025	1,776,103	$2.69	$4.24	6.91	$—
Options exercisable as of December 31, 2025	1,776,103	$2.69	$4.24	6.91	$—

The aggregate intrinsic value of stock options is calculated as the difference between the weighted average exercise price of the underlying stock options and the market price of the Company’s common stock on December 31, 2025. Based on this calculation the intrinsic value of the outstanding stock options as of December 31, 2025 was nil.

As of December 31, 2025, unrecognized compensation costs associated with the stock option grants was $3.1 million and will be recognized over a period of 3.25 years. The fair value of the options vested was $1.2 million and $2.1 million for the years ended December 31, 2025 and 2024 respectively.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the periods ended December 31, 2025 and 2024 were as follows, presented on a weighted-average basis:

	Year Ended December 31
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

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the year ended December 31, 2025:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2024	102,702	$4.12
Granted	54,945	2.73
Vested	(100,835)	3.35
Cancelled/forfeited	(36,509)	4.12
Outstanding as of December 31, 2025	20,303	$4.19
Total unrecognized expense remaining	$81,700
Years unrecognized expense expected to be recognized over	1.3

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The fair value of the RSUs vested was $237 thousand and $487 thousand for the years ended December 31, 2025 and 2024, respectively. The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s Consolidated Statements of Operations as follows:

	Year Ended December 31
	2025	2024
Research and development	$1,110,609	$1,020,994
General and administrative	692,586	1,369,165
Total stock-based compensation	$1,803,195	$2,390,159

16. Income Taxes

The Company is subject to taxation in the U.S., Switzerland, Spain and Australia. Taxes are recorded on an accrual basis and represent the allowances for taxes paid or to be paid for the year, calculated according to the current enacted rates and applicable laws. The Company has accumulated net tax losses since inception in Switzerland and in the U.S. The Company reports a provision for income taxes due to the Spanish and Australian tax authorities pertaining to our subsidiaries Gain Therapeutics Sucursal en España and Gain Therapeutics Australia PTY LTD, respectively.

For financial reporting purposes, loss before income tax provision includes the following components:

	Year Ended
	December 31,
	2025	2024
Domestic	$(22,476,104)	$(22,388,925)
Foreign	3,176,123	2,514,549
Total	$(19,299,981)	$(19,874,376)

The following is the breakdown of the components of income tax expense provision for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Current:
Federal	$—	$—
State	3,506	—
Foreign	857,612	536,815
Total	861,118	536,815
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total income tax expense	$861,118	$536,815

The breakdown of domestic and foreign net operating losses (“NOLs”) and related deferred tax assets are reported in the following table:

	Year Ended
	December 31,
	2025	2024
NOLs (domestic federal)	$(44,986,286)	$(37,839,738)
NOLs (foreign)	(10,189,605)	(9,612,067)
Total NOLs	$(55,175,891)	$(47,451,805)

Deferred tax assets related to:
Net operating loss (domestic)	$9,990,392	$10,411,842
Net operating loss (foreign)	1,864,698	1,730,172
Stock based compensation (domestic)	722,410	932,770
Stock based compensation (foreign)	188,124	120,497
Section 174 - Capitalized R&D	7,379,385	1,573,082
Warrant expense	227,342	278,198
Patent expense	109,730	95,885
Other temporary differences	209,824	167,889
Total deferred tax assets	$20,691,905	$15,310,335

Deferred tax liabilities
Depreciation and other	$(1,412)	$(2,874)
Total deferred tax liabilities	$(1,412)	$(2,874)

Valuation allowance	$(20,690,493)	$(15,307,461)

Net deferred tax assets	$—	$—

Foreign NOLs refer to the Company’s Swiss subsidiary and according to Swiss tax law such NOLs can be carried forward for seven years and will begin to expire commencing from 2026 for the NOLs generated in 2018.

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

On July 4, 2025, the One Big Beautiful Act ("OBBBA") was signed into law, enacting changes in the wide array of policy areas, including federal tax law. The impacts of OBBBA are included in the financial statements for the year ended December 31, 2025 and have not been material.

Deferred tax assets require an assessment of both positive and negative evidence when determining whether it is more likely than not that they can be recovered. Such assessment is made on a jurisdiction-by-jurisdiction basis. The Company’s assessment includes an evaluation of cumulative losses, future sources of taxable income and risks and uncertainties related to our business. As of December 31, 2025 and 2024, the Company has determined that there is not sufficient evidence that the Company will be able to realize the benefits of the domestic and foreign deferred tax assets. Accordingly, due to uncertainty regarding their realization, the Company continues to maintain a full valuation allowance on the Company’s domestic and foreign deferred tax assets as of December 31, 2025 and 2024 and until sufficient positive evidence will exist to support the reversal of the valuation allowance.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09, which has been applied prospectively, is as follows:

	Year Ended
	December 31,
	2025
US federal statutory tax rate	$(4,052,996)	21.0%
State and local income taxes, net of federal income tax effect	2,770	(0.0)%
Nontaxable or nondeductible items	199,124	(1.0)%
Effects of cross-border tax law, net of related credits
Global intangible low-taxed income	709,191	(3.7)%
Change in domestic valuation allowance	7,219,442	(37.4)%
Other
Provision to return	(3,446,278)	17.9%
Other	39,239	(0.2)%
Foreign tax effects
Australia
Nontaxable grant income	(240,120)	1.2%
Nondeductible R&D	549,670	(2.8)%
Other	71,660	(0.4)%
Switzerland	(237,829)	1.2%
Other foreign tax effects	47,245	(0.2)%
Total income tax expense	$861,118	(4.5)%

Provision to return mainly relates to temporary differences associated with capitalized research and development activities which are fully covered by a corresponding valuation allowance, with no impact to the Consolidated Statements of Operations.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

Year Ended
December 31,
2024
Federal income tax at U.S. statutory rate	21.0%
State income taxes, net of federal benefit	4.8%
Permanent differences	(11.9)%
Provision to return	0.0%
Foreign taxes rate differential	(0.3)%
Valuation allowance	(16.3)%
Effective income tax rate	(2.7)%

As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s Consolidated Statements of Operations.

The Company files income tax returns in the U.S., Switzerland, Spain and Australia. Tax returns from fiscal year 2017 and onwards remain subject to examination by the taxing jurisdictions. The NOL and tax carryforwards remain subject to review until utilized. The Company is currently not under examination by any tax authorities.

As of December 31, 2025, the Company has not provided any deferred taxes with respect with respect to the unremitted earnings of its non-U.S. subsidiaries as the Company considers those earnings to be indefinitely reinvested.

It is not practicable for the Company to determine the amount of unrecognized tax expense on these reinvested international earnings.

The Company paid $48 thousand in foreign taxes in Spain for the year ended December 31, 2025.

17. Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. For purposes of the diluted net loss per share calculation, preferred stock, warrants, stock options, and RSUs are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in anti-dilutive impacts:

	Year Ended December 31
	2025	2024
Options to purchase common stock	3,936,277	3,125,122
RSUs	56,310	252,250
Warrants to purchase common stock	6,128,977	4,836,427

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

There were no receivables and payables as of December 31, 2025 and 2024 with Minoryx. There were no revenues or expenses for the years ended December 31, 2025 and 2024 with Minoryx.

19. Commitments and Contingencies

Commitments:

As of December 31, 2025, the Company had research commitments for $3.5 million for activities that will be performed within one year.

Contingencies:

The Company records a liability when it is probable a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. When a loss is reasonably possible but not probable, or when the amount of a probable loss cannot be reasonably estimated, the Company discloses the nature of the contingency and, where estimable, the range of possible loss. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Company’s financial position, result of operations or liquidity. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

20. Subsequent Events

From January 1, 2026, through March 13, 2026, the Company has sold an aggregate of 184,662 shares of common stock through the 2024 ATM Program at a weighted-average selling price of $2.39 for total gross proceeds of $0.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)	None.
(b)	During the fiscal quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current executive officers and directors, as of the date of this filing:

Name	Age	Principal Occupation/ Position Held With the Company
Gene Mack	52	President, Chief Executive Officer and Director
Gianluca Fuggetta	37	Senior Vice President Finance, Principal Financial Officer
Khalid Islam, Ph.D.	70	Founder and Chairman of the Board
Dov Goldstein, M.D.	58	Director
Hans Peter Hasler	70	Director
Gwen Melincoff	74	Director
Claude Nicaise, M.D.	73	Director
Jeffrey Riley	63	Director

Executive Officers

Gene Mack has served as our Chief Executive Officer and director since January 2025. Prior to that, Mr. Mack was our Interim Chief Executive Officer and Chief Financial Officer from June 2024 after joining the Company as our Chief Financial Officer (“CFO”) in April 2024. Prior to joining the Company, Mr. Mack was CFO of privately held Imcyse SA from October of 2021 to October of 2023. Prior to Imcyse, Gene was CFO at OncoC4 until September 2021, a privately held biotechnology company that spun out of Merck & Co’s (MSD) $475 million acquisition of OncoImmune in 2020 where he had also been CFO since September 2020. From May of 2019 to September 2020, Mr. Mack was CFO of BiomUp, US. From April of 2018 to December of 2018, Mr. Mack was CFO at Sellas Lifesciences Group Inc. (Nasdaq: SLS) through the company’s reverse merger with Galena Biopharma, Inc. Prior to Sellas, from April 2015 to April 2018, Mr. Mack was a consultant for a number of private and public biotechnology and pharmaceutical companies providing advisory and support for raising capital and business development transactions as well as implementing and managing all aspects of corporate finance, accounting, SEC reporting, legal affairs, treasury and investor/public relations. Formerly, Mr. Mack was a consultant and Senior Vice President and Chief Financial Officer of privately held Ascendia Pharmaceuticals and Nicox S.A. from 2015 through March 2018. Prior to Ascendia, Mr. Mack was Senior Director, Corporate Finance for Edge Therapeutics from 2013 to 2015 leading that company’s successful IPO efforts. From 2000 to 2013, Mr. Mack was a senior publishing analyst covering the life sciences sector at various banking institutions including Gruntal & Co, Lazard, and HSBC. Prior to his tenure on Wall Street, Mr. Mack completed research in biochemistry, at Cornell University Medical College and clinical neurology at Columbia University College of Physicians and Surgeons where he was part of a team investigating less invasive treatments for malignant gliomas and cerebrovascular disease including aneurysms, arteriovenous malformations and stroke. Mr. Mack received both his BS in Biochemistry and MBA in Finance from Fordham University. Our Board believes that Mr. Mack is qualified to serve as a director based on his extensive financial background and professional experience in the biotechnology industry.

Gianluca Fuggetta has served as Senior Vice President Finance and Principal Financial Officer of Gain Therapeutics since January 2025. He joined the Company in July 2022 and has held roles of increasing responsibility, including Finance Director, Senior Finance Director, Vice President of Finance, Principal Accounting Officer (since January 2023). Prior to joining Gain Therapeutics, Mr. Fuggetta worked at PwC from September 2013 to June 2022, where he gained extensive experience in audit and assurance services across multiple international offices, including Milan, New York, and Munich, ultimately serving as Assurance Manager. Mr. Fuggetta holds a Bachelor’s degree in Economics from Università Cattolica del Sacro Cuore and a Master’s degree in Accounting from Università Bocconi.

Non-Employee Directors

Khalid Islam, Ph.D. cofounded our company in 2017 and has served as Chairman of the Board since 2017. Dr. Islam has over 35 years of experience in the biotechnology and pharmaceutical industries. He is currently the Chairman of the Board of Fennec Pharmaceuticals Inc. and Minoryx Therapeutics S.L. From 2009 to 2014, Dr. Islam also served as Chairman and Chief Executive Officer of Gentium S.p.A, where, under his leadership, Defitelio was granted marketing authorization and the company went from a $25 million valuation to a $1 billion all-cash merger with Jazz Pharmaceuticals plc. From 1999 to 2008, he served as President and Chief Executive Officer of Arpida AG, where he transitioned the early-stage startup to a SWX-listed company and raised $300 million between their initial public offering and follow-ons. From 1987 to 1999, Dr. Islam held various positions at HMR & MMD (now Sanofi-Aventis). Prior to HMR & MMD, he worked in academia at Imperial College, University of London and Milan University, where he was a contract professor. He has also previously served as a director of Immunomedics Inc., Karolinska Development, MolMed S.p.A., OxThera AB, Rheoscience AS, PCovery AS, Adenium AS and C10 Pharma AS. He is an advisor to Kurma Biofund (Paris) and Indaco Ventures (Milan). Dr. Islam is a graduate of Chelsea College and received his Ph.D. from Imperial College, University of London. Our Board believes that Dr. Islam is qualified to serve as a director based on his extensive science background and professional experience.

Dov Goldstein, M.D. has served as a member of our Board since January 2021. Dr. Goldstein has over 20 years of experience in the financial management of various biotechnology and pharmaceutical companies. He currently serves as Chief Financial Officer of BioAge Labs, Inc. (Nasdaq: BIOA), a publicly traded biotechnology company. From January 2020 to June 2021, he served as Chief Financial Officer and Business Officer of Indapta Therapeutics. Dr. Goldstein served as Chief Executive Officer at RIGImmune. At Aisling Capital, a private investment firm, he served as Managing Partner, from 2014 to 2019, Partner from 2009 to 2014 and Principal from 2006 to 2009. Dr. Goldstein served as Chief Financial Officer and director of Loxo Oncology, between July 2014 and January 2015 and as its acting Chief Financial Officer from January 2015 to May 2015. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals, which was acquired by Pfizer in September 2005. Prior to joining Vicuron, Dr. Goldstein was Director of Venture Analysis at HealthCare Ventures. Dr. Goldstein completed an internship in the Department of Medicine at Columbia-Presbyterian Hospital. Dr. Goldstein serves as a director of Coya Therapeutics, Inc. (Nasdaq: COYA). He served as a director of ADMA Biologics, Cempra (acquired by Melinta Therapeutics), Durata Therapeutics, Esperion Therapeutics, and Loxo Oncology. Dr. Goldstein received a B.S. from Stanford University, an M.B.A. from Columbia Business School, and an M.D. from Yale School of Medicine. Our Board believes that Dr. Goldstein is qualified to serve as a director based on his extensive science background and professional experience.

Hans Peter Hasler has served as a member of our Board since January 2021. Mr. Hasler has over 30 years of experience in the biotechnology and pharmaceutical industries. Mr. Hasler is the Founder and, until February 2020 served as Chief Executive Officer, of Vicarius Pharma AG, a privately held company that provides strategic options to non-European bio-pharma companies bringing late-stage assets to the European market. Mr. Hasler is Chairman of the Board of HBM Healthcare Investments AG in Switzerland, Director of the Board of Minerva Neuroscience Inc., Boston, nonexecutive Chairman of the Board of Shield Therapeutics PLC, London, and Chief Advisor of SBTech Advisory, a small asset scouting company located in Israel, Switzerland, and the USA. His prior experience includes Elan Corporation, where he was Chief Operating Officer, and Biogen, Inc., where his positions included Chief Operating Officer, Executive Vice President, Head of Global Neurology and International. Previously, Mr. Hasler was at Wyeth Pharmaceuticals as Senior Vice President, Chief Marketing Officer and Managing Director of Wyeth Group Germany and General Manager, Wyeth-Lederle Switzerland, Austria and ECE. Mr. Hasler holds a Federal Swiss Commercial Diploma and a Marketing Manager Certificate from the Swiss Institute of Business Economy SIB, Zurich, Switzerland. Our Board believes that Mr. Hasler is qualified to serve as a director based on his extensive science background and professional experience.

Gwen Melincoff has served as a member of our Board since January 2021. Ms. Melincoff is a seasoned business development and venture professional with over 25 years of deal making and management experience in the biotechnology and pharmaceutical industries. Ms. Melincoff is currently managing director at Gemini Advisors LLC, a biopharmaceutical consultancy (since 2013). Ms. Melincoff serves on the Board of Protalix Biotherapeutics, Inc., and in an advisory capacity at a number of pharmaceutical companies. From August 2017 through May 2025, she served on the Board of Collegium Pharmaceutical, Inc., April 2017 through June 2024 on the Board of Soleno Therapeutics, Inc., January 2017 through December 2018 on the Board of Kamada Ltd., the Board of Photocure ASA from April 2017 through June 2020 and from June 2014 through November 2016 on the Board of Tobira Therapeutics Inc. (acquired by Allergan plc). From August 2014 through September 2016, Ms. Melincoff previously served as Vice President of Business Development at BTG International Inc., a UK-specialist healthcare company. Prior to BTG, Ms. Melincoff was Senior Vice President of Corporate Development at Shire Plc (acquired by Takeda). Additionally, she led the Shire Strategic Investment Group, the venture capital arm of Shire Plc. Ms. Melincoff was Vice President of Business Development at Adolor Corporation and held executive positions at Eastman Kodak for over ten years in a number of their health care companies. Ms. Melincoff holds a B.S. in Biology from The George Washington University and an M.S. in Management and Health Care Administration from Pennsylvania State University. Ms. Melincoff has also attained the designation of Certified Licensing Professional (CLP™). Ms. Melincoff was named to the “Top Women in Biotech 2013” by Fierce Biotech and to the Powerlist 100 of Corporate Venture Capital in 2012

and 2013. Our Board believes that Ms. Melincoff is qualified to serve as a director based on her extensive science background and professional experience.

Claude Nicaise, M.D. has served as a member of our Board since January 2021. Dr. Nicaise has more than 35 years of experience in the development and regulation of biotechnology and pharmaceutical industries. He is the founder of Clinical Regulatory Services, a company providing advice on clinical and regulatory matters to biotechnology companies. Dr. Nicaise serves on the board for Sarepta Therapeutics, Inc. (Nasdaq: SRPT), and is a member of its compensation committee, and is a member of their Research and Development committee since 2015. Dr. Nicaise is a board member of Chemomab Therapeutics Ltd (Nasdaq: CMMB) since 2021 and serves as its chair of the audit committee. Dr. Nicaise is also a member of Cassava Sciences, Inc. (Nasdaq: SAVA) since January 2024 and serves as the chairman of the board since September 2025. Dr. Nicaise was an Executive Vice President Regulatory at Ovid Therapeutics Inc., a company that develops medicines for orphan diseases of the brain. Dr. Nicaise was a Senior Vice President of Strategic Development and Global Regulatory Affairs at Alexion Pharmaceuticals from 2008 to 2014. From 1983 to 2008, Dr. Nicaise served in various positions of increasing responsibility at Bristol-Myers Squibb, including senior positions such as Vice President of Global Development, Vice President of Worldwide Regulatory Science and Strategy, and leadership positions in Oncology, Infectious Disease, and Neuroscience development. Dr. Nicaise received his M.D. from the Université Libre de Bruxelles in Belgium. Our Board believes that Dr. Nicaise is qualified to serve as a director based on his extensive science background and professional experience.

Jeffrey Riley has served as a member of our Board since May 2019. Mr. Riley has more than 25 years of experience in the biotechnology and pharmaceutical industries, during which he has negotiated numerous worldwide strategic corporate alliances, established joint ventures and assisted in venture financings to support product development. He is currently the Chief Executive Officer and Founder for Amphora Labs and Executive Chairman of Blink TBI. Over his career, he has served in various roles and responsibilities in big pharma (SmithKline Beecham and Pfizer), venture capital (Queensland Biocapital Fund / QIC) and numerous biotechnology companies in the capacity of business development and general management. From September 2021 until April 2025, he served as Chief Executive Officer and a director of Caravan Biologix, Inc. From March 2010 until December 2017, he served as the President, Chief Executive Officer and a director of Synthetic Biologics, Inc., a clinical-stage company leveraging the microbiome to develop therapeutics designed to prevent and treat gastrointestinal diseases. He has served as a member of several public and private boards of directors in the United States and Australia. Mr. Riley received a B.S. from Boise State University, an MBA/MIM from Arizona State University’s Thunderbird School of Global Management and has done advanced science work at the University of California, San Francisco and Berkeley. Our Board believes that Mr. Riley is qualified to serve as a director based on his extensive science background and professional experience.

Independence of the Board

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with its external counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Goldstein, Mr. Hasler, Ms. Melincoff, Dr. Nicaise and Mr. Riley. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. Mr. Mack was determined to not be independent since he serves as our President and Chief Executive Officer, and Dr. Islam was determined to not be independent due to his relationship with Minoryx.

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

Board Leadership Structure

The Chairman of our Board is Dr. Islam. The primary responsibilities of the Chairman of our Board are to: work with our Chief Executive Officer, Mr. Mack, to develop board meeting schedules and agendas; provide our Chief Executive Officer feedback on the quality, quantity and timeliness of the information provided to the Board; develop the agenda for and moderate executive sessions of the independent members of the Board; preside over board meetings; act as principal liaison between the independent members of the Board and the Chief Executive Officer; convene meetings of the independent directors as appropriate; and perform other duties as the Board may determine from time to time. Accordingly, Dr. Islam has substantial ability to shape the work of our Board.

We believe that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs and can enhance the effectiveness of our Board as a whole.

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of cybersecurity risk management as well as incidental reports as matters arise. Our Nominating and Corporate Governance Committee monitors the effectiveness of our Corporate Governance Guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible. The Board has delegated to the Board’s chair the responsibility of coordinating between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues.

Information Regarding Committees of the Board

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for the fiscal year ended 2025 for each of the Board committees:

Nominating and
Corporate
Name	Audit	Compensation	Governance
Gene Mack
Khalid Islam, Ph.D.
Dov Goldstein, M.D.	X*		X
Hans Peter Hasler	X		X*
Gwen Melincoff		X
Claude Nicaise, M.D.		X	X
Jeffrey Riley	X	X*
Total meetings in fiscal year 2025	4	2	2
*	Committee Chairperson

Our Board has determined that each member of each standing committee meets the applicable Nasdaq rules and regulations regarding “independence,” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us.

Below is a description of each standing committee of our Board:

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal control over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual and quarterly reports filed with the SEC.

The Audit Committee is composed of three directors: Dov Goldstein (Chairperson), Hans Peter Hasler, and Jeffrey Riley. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at https://www.gaintherapeutics.com/index.php/investors-media/governance-documents.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq Listing Rules.

The Board has also determined that Dr. Goldstein qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Dr. Goldstein’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

The Audit Committee is responsible for assisting our Board in its oversight of the integrity of our consolidated financial statements, the qualifications and independence of our independent auditors and our internal financial and accounting controls. The principal duties and responsibilities of our Audit Committee include, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	helping to ensure the independence and performance of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing our policies on risk assessment and risk management;
●	reviewing related party transactions; and
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

The Compensation Committee is composed of three directors: Jeffrey Riley (Chairperson), Gwen Melincoff, and Claude Nicaise. All members of our Compensation Committee are independent, as independence is currently defined in Rule 5605(d)(2) of Nasdaq Listing Rules. The Board has adopted a written Compensation Committee charter that is available to stockholders on our website at https://www.gaintherapeutics.com/index.php/investors-media/governance-documents.

The Compensation Committee acts on behalf of the Board to review, recommend for adoption and oversee our compensation strategy, policies, plans and programs, including:

●	establishment of corporate and individual performance objectives relevant to the compensation of our executive officers, directors and other senior management and evaluation of performance in light of these stated objectives;
●	review and recommendation to the Board for approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of our Chief Executive Officer, the other executive officers and directors; and
●	administration of our equity compensation plans, pension and profit-sharing plans, deferred compensation plans and other similar plan and programs.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets at least two times annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with management. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. Mr. Mack, our Chief Executive Officer, may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation.

The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

Historically, the Compensation Committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels and recommendations of its compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of three directors: Hans Peter Hasler (Chairperson), Dov Goldstein and Claude Nicaise. All members of the Nominating and Corporate Governance Committee are independent, as independence is currently defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on our website https://www.gaintherapeutics.com/index.php/investors-media/governance-documents.

The Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as our directors (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of management and the Board, and developing a set of corporate governance principles for us.

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 35 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity (including gender, racial and ethnic diversity), age, skills and such other factors as it deems appropriate, given the current needs of the Board and us, to maintain a balance of knowledge, experience and capability.

The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 4800 Montgomery Lane, Suite 220, Bethesda, Maryland, at least 120 days prior to the anniversary date of the mailing of our proxy statement for the last annual meeting of stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of our stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at https://www.gaintherapeutics.com/index.php/investors-media/governance-documents. If we make any substantive amendments to the Code of Business Conduct or we grant any waiver from a provision of the Code of Business Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics in the “Corporate Governance” section of the “Investors & Media” page of our website located at https://www.gaintherapeutics.com/index.php/investors-media/governance-documents or by writing to our Secretary at our offices at 4800 Montgomery Lane, Suite 220 Bethesda, Maryland 20814.

Insider Trading Policies

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Overview

The following tables and accompanying disclosure set forth information about the compensation earned by our named executive officers during 2025. Our named executive officers include our principal executive officer, the two most highly compensated executive officers (other than our principal executive officer) serving as executive officers as of December 31, 2025, and the individuals who would otherwise be included but for the fact that such individual was not serving as an executive officer of ours as of December 31, 2025, as set forth below. Our named executive officers for 2025 who appear in the Summary Compensation Table are:

●	Gene Mack, our former Chief Financial Officer who was promoted to our Interim Chief Executive Officer on June 25, 2024 and appointed as the permanent Chief Executive Officer on January 6, 2025; and
●	Gianluca Fuggetta, who served as Vice President Finance and Principal Financial Officer from February 21, 2024 to April 5, 2024 and appointed Senior Vice President Finance and Principal Financial Officer on January 6, 2025.

SUMMARY COMPENSATION TABLE

The following table shows, as of the years ended December 31, 2025 and 2024, compensation awarded to or paid to, or earned by, our named executive officers.

SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive
				Option	Plan		All Other
Name and Principal		Salary		Awards	Compensation		Compensation		Total
Position	Year	($)(1)		($)(2)	($)(3)		($)		($)
Gene Mack(4)	2025	500,000		802,819	150,000		14,320	(5)	1,467,139
Chief Executive Officer	2024	270,621	(6)	455,660	—		11,439	(5)	737,720
Gianluca Fuggetta(7)	2025	241,352	(8)	82,000	21,722	(8)	—		345,074
Principal Financial Officer	2024	204,488	(9)	139,565	23,857	(9)	—		367,910
(1)	Salary amounts represent actual amounts earned with respect to 2025. See “Narrative to Summary Compensation Table–Annual Base Salary” below.
(2)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2025 and 2024 computed in accordance with ASC 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 15 to our audited consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the options, the exercise of the options or the sale of shares of common stock underlying such options.
(3)	Reflects performance-based cash bonuses paid to our named executive officers during the years ended December 31, 2025 and 2024. See “Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was earned.
(4)	Mr. Mack joined the Company as our Chief Financial Officer on April 8, 2024. He was elevated to Interim Chief Executive Officer on June 25, 2024 and appointed permanent Chief Executive Officer on January 6, 2025.
(5)	Amount reflects medical, dental and vision insurance premium amounts paid by us on behalf of Mr. Mack, as well as life, long-term disability, short-term disability and accidental death and dismemberment insurance premiums paid by us on his behalf.
(6)	Mr. Mack received an annual base salary of $370,000 during his time as Interim Chief Executive Officer from June 25, 2024 to December 31, 2024 and Chief Financial Officer from April 8, 2024 through December 31, 2024.

(7)	Mr. Fuggetta served as our Principal Financial Officer from February 21, 2024 to April 5, 2024 until the appointment of Mr. Mack as Chief Financial Officer on April 8, 2024. Upon Mr. Mack’s elevation to Chief Executive Officer as of January 6, 2025, Mr. Fuggetta was appointed Senior Vice President Finance and Principal Financial Officer.
(8)	Mr. Fuggetta received an annual base salary of CHF 200,000 and non-equity incentive plan compensation of CHF 18,000, which for reporting purposes has been converted into U.S. dollars at the 2025 average exchange rate of $1.207.
(9)	Mr. Fuggetta received an annual base salary of CHF 180,000 and non-equity incentive plan compensation of CHF 21,000, which for reporting purposes has been converted into U.S. dollars at the 2024 average exchange rate of $1.136. Mr. Fuggetta received no additional compensation for his role as Principal Financial Officer from February 21, 2024 to April 5, 2024.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Elements of Compensation

Our Board reviews compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company.

Generally, our Board has historically determined the compensation of our executives, upon recommendation of the Compensation Committee. The Compensation Committee has reviewed and recommended to the Board for approval the compensation and other terms of employment of our Chief Executive Officer and evaluates the Chief Executive Officer’s performance in light of relevant corporate goals and objectives. Our Chief Executive Officer has typically discussed his recommendations for all other executives (other than himself) with the compensation committee and the Board. Based on those discussions and its discretion, the Compensation Committee has recommended the cash compensation of each executive officer to the Board, and the Board has then approved. The Compensation Committee administers our equity compensation plans and approves or recommends to the Board for approval awards made to our executives thereunder.

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

The following table sets forth the annual base salaries for each of our named executive officers for the years indicated:

	2025 Base	2026 Base
	Salary	Salary
Name	($)	($)
Gene Mack(1)	500,000	520,000
Gianluca Fuggetta(2)	241,352	251,006
(1)	Mr. Mack served as our Chief Financial Officer from April 8, 2024 to January 6, 2025. From June 25, 2024 to January 7, 2025, Mr. Mack also served as our Interim Chief Executive Officer, a role for which he received no additional compensation. He was appointed as our permanent Chief Executive Officer on January 6, 2025.
(2)	Mr. Fuggetta was appointed our Senior Vice President Finance and Principal Financial Officer effective January 6, 2025. Mr. Fuggetta’s base salary has been converted from Swiss francs into U.S. dollars at the 2025 average exchange rate of $1.207.

Non-Equity Incentive Plan Compensation

In accordance with the terms of their respective employment agreements, our named executive officers are eligible to receive discretionary annual bonuses of a percentage of each executive’s gross base salary based on individual performance, company performance or as otherwise determined appropriate, as determined by the Compensation Committee and the Board. The actual annual bonus earned in any particular year may be more or less than the target bonus based on the achievement of corporate and personal goals established and approved by the Compensation Committee and the Board, the achievement of which is determined at the discretion of the Compensation Committee and the Board. The executive officers must remain employed by the company through the date of payment in order to remain eligible for such annual bonus.

	2025 Bonus	2026 Bonus
	Target	Target
Name	(%)	(%)
Gene Mack(1)	50	50
Gianluca Fuggetta(2)	30	30

(1)	Mr. Mack served as our Chief Financial Officer from April 8, 2024 to January 7, 2025. From June 25, 2024 to January 7, 2025, Mr. Mack also served as our Interim Chief Executive Officer, a role for which he received no additional compensation.
(2)	Mr. Fuggetta served as our Principal Financial Officer from February 21, 2024 to April 5, 2024. He was appointed as our Senior Vice President Finance and Principal Financial Officer effective January 6, 2025.

In December 2025, the Compensation Committee completed an evaluation of our overall performance for 2025 and the named executive officers’ respective contributions in achieving this performance. The Compensation Committee’s review was based on company performance against corporate objectives previously approved by the Board. The Compensation Committee determined, at its own discretion, and upon its review of the company’s and Mr. Mack’s and Mr. Fuggetta’s performance against corporate objectives and based on additional achievements and their overall performance, that Mr. Mack had earned a bonus of $375,000, and Mr. Fuggetta had earned a bonus of CHF 60,000.

Equity-Based Incentive Awards

Our equity-based incentive awards granted to our named executive officers are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers.

Historically, we have used stock options as an incentive for long-term compensation to our executive officers because the options allow our executive officers to profit from this form of equity compensation only if our stock price increases relative to the option’s exercise price, which exercise price is set at the fair market value of our shares of common stock on the date of grant. We have also used restricted stock unit awards as long-term incentives for our executive officers, in combination with or without stock option awards.

Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. We may grant equity awards at such times as our Board or Compensation Committee determines appropriate. Our executives generally are awarded an initial grant in the form of an option, at times accompanied by restricted stock units, in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “Outstanding Equity Awards at Fiscal Year End” for further information regarding option and stock awards granted during fiscal year 2025.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remained outstanding as of December 31, 2025.

	Option Awards

		Number of		Number of
		Securities		Securities
		Underlying		Underlying		Option
		Unexercised		Unexercised		Exercise	Option
	Grant	Options (#)		Options (#)		Price	Expiration
Name	Date	Exercisable		Unexercisable		($)	Date
Gene Mack	01/06/25	—		271,325	(1)	2.44	01/06/35
Chief Executive Officer	03/20/25	—		200,000	(2)	2.29	03/20/35
	04/05/24	83,333	(3)	116,667	(3)	3.56	04/05/34

Gianluca Fuggetta	03/20/25	—		50,000	(4)	2.29	03/20/35
Principal Financial Officer	03/21/24	21,874	(5)	28,126	(5)	4.37	03/21/34
	03/23/23	10,312	(6)	4,688	(6)	4.84	03/23/33
	07/01/22	8,532	(7)	1,468	(7)	3.47	06/30/32

(1)	Subject to Mr. Mack’s continued service through each applicable vesting date, the option awards will vest and become exercisable 25% on January 6, 2026, with the remaining balance vesting and becoming exercisable in substantially equal monthly installments over the next three years left in the service period. The option awards have been granted from the 2022 Inducement Plan.
(2)	Subject to Mr. Mack’s continued service through each applicable vesting date, the option awards will vest and become exercisable 25% on March 20, 2026, with the remaining balance vesting and becoming exercisable in substantially equal monthly installments over the next three years left in the service period. The option awards have been granted from the 2022 Inducement Plan.
(3)	25% of the option awards vested and became exercisable on April 5, 2025. Starting from May 5, 2025 the option awards started vesting in substantially equal monthly installments and will continue to vest on a monthly basis subject to Mr. Mack’s continued service through each applicable vesting date until the end of the four-year vesting period. The option awards have been granted from the 2021 Inducement Plan.
(4)	Subject to Mr. Fuggetta’s continued service through each applicable vesting date, the option awards will vest and become exercisable 25% on March 20, 2026, with the remaining balance vesting and becoming exercisable in substantially equal monthly installments over the next three years left in the service period. The option awards have been granted from the 2022 Plan.
(5)	25% of the option awards vested and became exercisable on March 21, 2025. Starting from April 21, 2025 the option awards started vesting in substantially equal monthly installments and will continue to vest on a monthly basis subject to Mr. Fuggetta’s continued service through each applicable vesting date until the end of the four-year vesting period. The option awards have been granted from the 2022 Plan.
(6)	25% of the option awards vested and became exercisable on March 23, 2024. Starting from April 23, 2024 the option awards started vesting in substantially equal monthly installments and will continue to vest on a monthly basis subject to Mr. Fuggetta’s continued service through each applicable vesting date until the end of the four-year vesting period. The option awards have been granted from the 2022 Plan.
(7)	25% of the option awards vested and became exercisable on July 1, 2023. Starting from August 1, 2023 the option awards started vesting in substantially equal monthly installments and will continue to vest on a monthly basis subject to Mr. Fuggetta’s continued service through each applicable vesting date until the end of the four-year vesting period. The option awards have been granted from the 2022 Plan.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. Consistent with our annual compensation cycle, the Compensation, Corporate Governance and Nominating Committee has for several years granted annual equity awards to its executive officers and directors at the start of the new fiscal year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

Other than as reflected in the table below, no stock options were issued to executive officers in fiscal year 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Percentage Change in the Closing Market
Price of the Securities Underlying the
Award Between the Trading Day Ending
Immediately Prior to the Disclosure
		Number of	Exercise		of Material Nonpublic Information
		Securities	Price of the	Grant Date	and the Trading Day Beginning
	Grant	Underlying the	Award	Fair Value	Immediately Following the Disclosure
Name	Date	Award	($)	($)	of Material Nonpublic Information
Gene Mack	1/6/2025	271,325	2.44	474,819	(0.5)%
Chief Executive Officer

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

Perquisites

We generally do not provide significant perquisites or personal benefits to our executive officers.

Employment Agreements and Severance Benefits

We provide our executive officers with certain severance protections in their employment agreements in order to attract and retain an appropriate caliber of talent for such positions. Our employment agreements with the named executive officers and the severance provisions set forth therein are summarized below under “Employment Arrangements” and “Potential Payments and Benefits upon Termination or Change in Control.” Our Compensation Committee intends to periodically review the level of the benefits in these agreements.

Employment Arrangements

We are currently party to employment agreements with Messrs. Mack and Fuggetta in their roles as our current executive officers.

The agreements set forth the terms and conditions of each such individual’s employment with us, including base salary or fees for service, bonus opportunity and eligibility for employee benefits. Additionally, either in such agreements or in the ancillary agreements thereunder, our named executive officers have certain continuing obligations set forth in certain non-solicitation and non-competition provisions. Our agreements with Messrs. Mack and Fuggetta, set forth certain severance benefits upon a qualifying termination of employment. Any potential payments and benefits due upon a qualifying termination or a change in control are further described below under “Potential Payments and Benefits upon Termination or Change in Control.”

The employment or of our named executive officers may be terminated at any time subject to any applicable notice provisions and other terms of the respective agreements. In addition, each of our named executive officers has executed a form of our standard confidential information and inventions assignment agreement. The material terms of each agreement are described below.

Gene Mack

Chief Executive Officer

In connection with Mr. Mack’s appointment as our President and Chief Executive Officer, we entered into an amended and restated employment agreement with Mr. Mack, dated January 6, 2025 (the “Mack CEO Amendment”), pursuant to which Mr. Mack is entitled to an annual base salary of $500,000 and is eligible for an annual incentive cash bonus with a target payout of 50% of his annual base salary.

In the event of termination of Mr. Mack’s employment without “Cause”, by Mr. Mack for “Good Reason” or Mr. Mack’s employment terminates upon his death or “Disability” (as each such capitalized term is defined in the Mack CEO Amendment), in all cases subject to Mr. Mack entering into and not revoking a separation agreement, then he will be entitled to severance as follows: (i) an amount equal to his base salary in effect immediately prior to the termination date and (ii) for the period starting on the date of termination and ending 12 months after such date, or, in the event of a change of control, the period starting on the date of termination and ending 18 months after such date (the “Severance Period”), the cost of continuation coverage pursuant to COBRA or applicable state continuation coverage laws, for Mr. Mack and his eligible dependents who were covered under our health insurance plans as of the date of termination.

Alternatively, if Mr. Mack’s employment is terminated during a change of control period by us without “Cause” or by Mr. Mack for “Good Reason,” then he will be entitled to (i) the Pro-Rata Annual Bonus (as defined in the Amendment) and the amount of the Target Bonus (as defined in the Amendment) that would accrue during the Severance Period and (ii) acceleration of vesting of all outstanding unvested stock awards, including future stock options, RSUs, restricted stock and such other awards granted pursuant to our stock option and equity incentive award plans and any shares of stock issued upon exercise thereof. In either case, Mr. Mack’s receipt of severance payments and benefits is subject to Mr. Mack signing (and not revoking) a release of claims within the time period stated therein, but in no event later than sixty days after the termination.

In addition, the Mack CEO Amendment provides that Mr. Mack is eligible for equity incentive grants as determined by the Board in its sole discretion from time to time. Mr. Mack is also eligible to participate in our employee benefit plans, as may be maintained by us from time to time, on the same terms as other similarly situated employees of the Company.

Gianluca Fuggetta

In connection with his appointment as our Principal Financial Officer, we entered into an employment agreement with Mr. Fuggetta, effective January 1, 2025, whereby Mr. Fuggetta is entitled to receive an annual base salary of CHF 200,000 and is eligible to receive, as determined by the Board in its sole discretion, an annual incentive cash bonus with a target payout of 30% of his annual base salary. Further, if we terminate Mr. Fuggetta without good cause, we will pay to Mr. Fuggetta severance equal to six months base salary. If we terminate Mr. Fuggetta within 12 months following a change in control without good cause, the gross severance will equal to 12 months of his annual base salary.

Potential Payments Upon Termination or Change in Control

Our named executive officers are entitled to certain severance benefits upon certain qualified terminations of employment and upon certain qualified changes in control of the Company, each as summarized below.

Gene Mack

In the event of termination of Mr. Mack’s employment by the Company without “Cause”, by Mr. Mack for “Good Reason” or Mr. Mack’s employment terminates upon his death or “Disability” (as each such capitalized term is defined in the Amendment), in all cases subject to Mr. Mack entering into and not revoking a separation agreement in a form acceptable to the Company, then he will be entitled to severance as follows: (i) an amount equal to his base salary in effect immediately prior to the termination date and (ii) for the period starting on the date of termination and ending 12 months after such date, or, in the event of a change of control, the period starting on the date of termination and ending 18 months after such date (the “Severance Period”), the cost of continuation coverage pursuant to COBRA or applicable state continuation coverage laws, for Mr. Mack and his eligible dependents who were covered under the Company’s health insurance plans as of the date of termination.

Alternatively, if Mr. Mack’s employment is terminated during a change of control period, as defined in the Mack Employment Agreement, by the Company without “Cause” or by Mr. Mack for “Good Reason,” then he will be entitled to (i) the Pro-Rata Annual Bonus (as defined in the Amendment) and the amount of the Target Bonus (as defined in the Amendment) that would accrue during the Severance Period and (ii) acceleration of vesting of all outstanding unvested stock awards, including future stock options, RSUs, restricted stock and such other awards granted pursuant to the Company’s stock option and equity incentive award plans and any shares of stock issued upon exercise thereof. In either case, Mr. Mack’s receipt of severance payments and benefits is subject to Mr. Mack signing (and not revoking) a release of claims within the time period stated therein, but in no event later than sixty days after the termination.

Gianluca Fuggetta

In the event of termination of Mr. Fuggetta’s employment by the Company without good cause (in accordance with art. 340c para. 2 Swiss Code of Obligation), Mr. Fuggetta is entitled to a gross severance equal to six (6) months base salary.

Alternatively, if Mr. Fuggetta’s employment is terminated during a change of control period, as defined in the Fuggetta Employment Agreement, by the Company without good cause (in accordance with art. 340c para. 2 Swiss Code of Obligation), Mr. Fuggetta is entitled to an additional six (6) months base salary for a total of twelve (12) months base salary.

Equity Incentive Agreements

Our equity incentive plans and award agreements thereunder also provide for certain protections in the event of specified termination and change in control events, as summarized below.

2020 Omnibus Incentive Plan (“Prior Plan”). Unless an award agreement provides otherwise, in the event of a change in control (as defined in the Prior Plan) and either an award is not assumed or substituted by the acquirer or it is assumed or substituted, but the participant’s employment is terminated without cause or for good reason (as such terms are defined in the Prior Plan) within 12 months following the change in control (a “Qualifying Termination”), (i) any unvested awards will become fully vested and exercisable (if applicable), and (ii) any applicable performance conditions will be deemed to be achieved at target performance levels.

2021 Inducement Plan. The 2021 Inducement Plan provides for the same treatment of outstanding awards in the event of a Qualifying Termination as provided under the Prior Plan, noted above.

In addition, the option and RSU agreements under the 2021 Inducement Plan provide that in the event that a participant’s employment is terminated by the Company without cause or due to the participant’s death or disability, subject to the execution and delivery of an effective release of claims, the shares subject to the options or RSUs that are scheduled to vest in the six months following the termination date will immediately vest on the date of termination.

2022 Plan. Unless an award agreement provides otherwise, under the 2022 Plan, in the event of a corporate transaction (as defined in the 2022 Plan) where outstanding awards are not assumed, continued, or substituted, awards held by current participants will vest in full contingent upon the effectiveness of the transaction, and any performance-vesting conditions will be deemed satisfied at 100% of the target level of performance.

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table sets forth information regarding compensation earned by or paid to our non-employee directors for the fiscal year ended December 31, 2025. Mr. Mack is a named executive officer whose compensation is included in the “Summary Compensation Table” and as described in the related narrative disclosure above. Mr. Mack does not receive any compensation for his service as a director.

	Fees
Name	Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Khalid Islam, Ph.D.	75,000	18,150	93,150
Dov Goldstein, M.D.	62,000	18,150	80,150
Hans Peter Hasler	58,500	18,150	76,650
Eric Richman (2)	34,274	4,840	39,114
Gwen Melincoff	45,000	18,150	63,150
Claude Nicaise, M.D.	50,000	18,150	68,150
Jeffrey Riley	60,500	18,150	78,650
(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the periods presented computed in accordance with ASC 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 15 to our consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the options, the exercise of the options or the sale of the shares of common stock underlying such options.
(2)	Mr. Richman resigned from the board of directors effective October 7, 2025.

The following table provides information regarding the number of shares of common stock underlying options granted to our non-employee directors that were outstanding as of December 31, 2025:

Option Awards
Outstanding at
Name	Year-End (#)
Khalid Islam, Ph.D.	83,770
Dov Goldstein, M.D.	70,558
Hans Peter Hasler	70,558
Eric Richman (1)	290,824
Gwen Melincoff	70,558
Claude Nicaise, M.D.	70,558
Jeffrey Riley	96,982

(1)	Mr. Richman resigned from the board of directors effective October 7, 2025.

NON-EMPLOYEE DIRECTOR COMPENSATION POLICY

On September 20, 2022, we adopted a formal non-executive director compensation policy based upon market research and advice from our compensation consultant. Under our non-employee director compensation policy, each of our non-employee directors is eligible to receive cash and equity compensation for service on our Board and committees of our Board.

Cash Compensation

The non-employee director compensation policy provides our non-employee directors with the following cash compensation for their services:

Annual Cash Retainer ($)
Annual retainer	40,000
Additional retainer for non-executive chairperson	35,000
Additional retainer for audit committee chair	17,000
Additional retainer for audit committee member	7,500
Additional retainer for compensation committee chair	13,000
Additional retainer for compensation committee member	5,000
Additional retainer for nominating and governance committee chair	11,000
Additional retainer for nominating and governance committee member	5,000

These retainers are payable in arrears in four equal quarterly installments within thirty days after the end of each calendar quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our Board. We also reimburse our directors for their reasonable out-of-pocket expenses in connection with attending our Board and Committee meetings.

Equity Compensation

In addition to cash compensation, each non-employee director is eligible to receive options under the 2022 Plan. Each option granted under the policy is a non-statutory stock option and has an exercise price per share equal to the fair market value of a share of common stock on the date of grant. Any options granted under this policy have a term of 10 years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s continuous service with us. Vesting schedules for equity awards are subject to the non-employee director’s continuous service on each applicable vesting date.

Upon the termination of the membership of the non-employee director on the board for any reason, his or her options granted under this policy shall remain exercisable for three months following his or her date of termination (or such longer period as the board may determine in its discretion on or after the date of grant of such options).

Notwithstanding any vesting schedule, for each non-employee director who remains in continuous service with us until immediately prior to the closing of a change in control (as such term is defined in our 2022 Plan), the shares subject to his or her then-outstanding initial or annual equity awards that were granted pursuant to this policy will become fully vested immediately prior to the closing of such change in control.

Initial Award

Each new non-employee director who first joins our Board will automatically, upon the date of his or her initial election or appointment to be a non-employee director, be granted an initial, one-time equity award of options to purchase 42,000 shares of common stock, referred to as the initial grant. One-third of each initial grant will vest on the first anniversary of the date of grant, with the remainder vesting in equal monthly installments thereafter until the third anniversary of the date of grant.

Annual Awards

On the date of each annual meeting of our stockholders, each non-employee director who continues to serve will automatically be granted an option to purchase 15,000 shares of common stock, which will vest in equal monthly installments over the 12 months following the date of grant, subject to (i) the non-employee director’s continuous service through each applicable vesting date and (ii) that no annual award will be granted to a non-employee director in the same calendar year that such director received his or her initial grant.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

			(c) Number of
			Securities Remaining
	(a) Number of		Available for Future
	Securities to be Issued	(b) Weighted Average	Issuance Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights(1)	and Rights	(a))(3)
Equity plans approved by stockholders(1)	3,031,980	3.59	1,693,335
Equity plans not approved by stockholders(2)	500,000	3.89	500,000
Total	3,531,980	3.64	2,193,335
(1)	The equity plans approved by security holders are described in Note 15 — Equity Incentive Plans, to our financial statements for the year ended December 31, 2025 and include the Prior Plan and the 2022 Plan, which were approved by our stockholders.
(2)	Consists of the 2021 Inducement Plan, as described in Note 15 — Equity Incentive Plans, to our financial statements for the year ended December 31, 2025.
(3)	Includes the Prior Plan and 2022 Plan. Stock options or other stock awards granted under the Prior Plan that are forfeited, terminated, expired or repurchased become available for issuance under the 2020 Plan. In accordance with the terms of the 2022 Plan, the total number of shares of common stock reserved for issuance thereunder automatically increased on January 1st in an amount equal to 6.0% of the total number of shares of common stock outstanding on December 31st of the preceding year. Accordingly, on January 1, 2026, the number of shares of common stock available for issuance under the 2022 Plan increased by 2,524,428 shares, pursuant to these provisions. This increase is not reflected in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 13, 2026 by:

●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

At this time, there is no person or entity known by us to be the beneficial owners of more than five percent of our common stock.

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

Applicable percentage ownership is based on 42,488,578 shares of common stock outstanding as of March 13, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options or issuable pursuant to restricted stock units held by the person that are currently exercisable, or would vest or become exercisable based on service-based vesting conditions within 60 days of March 13, 2026. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Gain Therapeutics, Inc., 4800 Montgomery Lane, Suite 220, Bethesda, Maryland 20814.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Total
Named Executive Officers and Directors:
Gene Mack(2)	263,175	*
Gianluca Fuggetta(3)	60,729	*
Khalid Islam(4)	1,012,054	2.38%
Dov Goldstein(3)	68,058	*
Hans Peter Hasler(3)	68,058	*
Gwen Melincoff(3)	68,058	*
Claude Nicaise(3)	68,058	*
Jeffrey Riley(5)	124,482	*
All current executive officers and directors as a group (8 persons)(6)	1,732,672	4.08%
*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 42,488,578 shares outstanding on March 13, 2026, adjusted as required by rules promulgated by the SEC.
(2)	Consists of (a) 14,400 shares of common stock held by Mr. Mack and (b) 248,775 shares of common stock issuable upon the exercise of options that will vest within 60 days of March 13, 2026.
(3)	Consists of shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 13, 2026.
(4)	Consists of (a) 880,784 shares of common stock held by 1 MM & 1 PP AG, of which Dr. Islam is the ultimate shareholder and beneficial owner, (b) 50,000 shares of common stock held by Dr. Islam, and (c) 81,270 shares of common stock, held in Dr. Islam’s individual name, issuable upon the exercise of options granted to Dr. Islam that are exercisable within 60 days of March 13, 2026.
(5)	Consists of (a) 30,000 shares of common stock held by Mr. Riley and (b) 94,482 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 13, 2026.
(6)	Consists of (a) 975,184 shares of our common stock held by our directors and current executive officer and (b) 757,488 shares of common stock issuable upon the exercise of options granted to our directors and current executive officers that are exercisable within 60 days of March 13, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since the beginning of fiscal year 2024, with respect to which we were a party, will be a party, or otherwise benefited, in which:

●	the amount involved exceeded or will exceed the lesser of (i) $120,000; or (ii) 1% of the average of our total assets as of December 31, 2024 and 2025, and
●	any of our directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest.

Agreements with Our Directors and Officers

Separation Agreement with Matthias Alder

Mr. Alder’s service as our Chief Executive Officer ended effective June 25, 2024 and we entered into separation and general release agreement with Mr. Alder on June 27, 2024 (the “Separation Agreement”). Pursuant to the Separation Agreement, subject to Mr. Alder’s compliance with its terms Mr. Alder would (i) receive the amount of $525,000, which was equal to twelve (12) months of his base salary in effect immediately prior to the separation date, (ii) receive payment of Mr. Alder’s COBRA premiums for COBRA coverage for a period of twelve (12) months following the separation date (the “Severance Period”) if he timely elected COBRA coverage, (iii) be provided all of his outstanding, unvested equity awards vested to the extent that such awards would have vested over the twelve (12) month period following the separation date if he had remained continuously employed by the Company, (iv) be provided 180 days after the separation date to exercise vested options; and (v) during the Severance Period, we would continue to pay the amount of any life insurance and long-term disability insurance premiums that we were paying on the behalf of Mr. Alder prior to the separation date.

On September 18, 2024, Mr. Alder filed suit against us in the Circuit Court of Maryland for Montgomery County (the “Litigation”). On October 10, 2024, Mr. Alder amended the complaint in the Litigation to add Jeffrey Riley, a member of our Board, and Khalid Islam, Chairman of the Board, as defendants. In his suit, Mr. Alder alleges, among other things, that we breached the Separation Agreement and employment agreement with Mr. Alder by failing to pay certain severance amounts as well as violated non-disparagement obligations to Mr. Alder. We engaged in a mediation session on March 31, 2025, and reached an agreement in principle to settle the case and subsequently executed a settlement agreement resolving and releasing all claims as to all parties. The lawsuit was dismissed with prejudice on July 2, 2025.

Relationship with Minoryx

We have entered into a license agreement, dated December 20, 2017, or the Minoryx License Agreement, with Minoryx Therapeutics, S.L., a company organized under the laws of Spain, or Minoryx, pursuant to which we obtained exclusive worldwide license rights from Minoryx to use and exploit its intellectual property, including its SEE-Tx® discovery platform for the identification of non-competitive pharmacological chaperones and exclusive worldwide sublicense rights to certain IP licensed by Minoryx from the University of Barcelona and the Institució Catalana de Recerca i Estudis Avançats. Dr. Islam, one of our founders and Chairman of our Board, is the chairman of the board of directors of Minoryx, and as such, there may be times when there is a conflict of interest between us and Minoryx. As consideration for the license grant under the Minoryx License Agreement, we have agreed to pay Minoryx royalties on a product-by-product basis based on the licensed intellectual property used by us, ranging from a high single digit to low single digit percentage of net revenues of products during the royalty term commencing on the effective date of the Minoryx License Agreement and continuing until the 10th anniversary of the first product commercialization. Upon the expiration of the royalty term for a product or service in a country, the license with respect to the product or service, as the case may be, shall become royalty-free, fully-paid, irrevocable and perpetual. No payments were made pursuant to the Minoryx License Agreement during 2025 or 2024.

Employment Agreements

We have entered into employment agreements with our executive officers. Each of our executive officers has entered into a written employment agreement with us that provides for payment of base salary, target annual cash incentive compensation, eligibility for employee benefit programs and potential severance benefits. For more information regarding these agreements with our named executive officers, see “Executive Compensation.”

Severance Arrangements

The employment agreements we have entered into with our executive officers provide for certain severance arrangements. For more information regarding these arrangements with our executive officers, see “Executive Compensation-Potential Payments upon Termination or Change of Control.”

Executive and Director Compensation

We have granted equity awards to certain of our directors and executive officers. For more information regarding the options granted to our named executive officers and directors, see “Executive Compensation” and “Non-Employee Director Compensation.”

Indemnification Agreements

We enter into separate indemnity agreements with each of our directors and officers, in addition to the indemnification provided for in our Bylaws. These indemnity agreements provide our directors and executive officers with contractual rights to indemnification and, in some cases, expense advancement in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. We also maintain directors’ and officers’ liability insurance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Our independent public accounting firm is Ernst & Young AG, Lugano, Switzerland (PCAOB Auditor ID: 1460). The following is a summary and description of fees for the fiscal years ended December 31, 2025 and 2024 billed to us by Ernst & Young AG. All services and fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2025	2024
Audit Fees(1)	$638,201	$606,012
Tax Fees(2)	—	8,144
Total Fees	$638,201	$614,156
(1)	“Audit Fees” represent the aggregate fees and expenses for professional services rendered in relation to the audit of our consolidated financial statements on Form 10-K and the review of our quarterly condensed consolidated financial statements on Form 10-Q, and the statutory audit fees of our Swiss subsidiary. It also includes professional services rendered in connection with issuance of consents included in registration statements and issuance of comfort letters.
(2)	“Tax Fees” consist of fees and expenses for professional services mainly related to tax compliance and tax advice.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report

(1)	All Financial Statements

(2)	Financial Statement Schedules

All financial statement scheduled have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of this schedule, or because the information required is in the consolidated financial statements and accompanying notes included in this Form 10-K.

(3)	Exhibits Required by Item 601 of Regulation S-K
		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on June 24, 2025.	8-K	001-40237	3.1	6/24/2025
4.1*	Description of Securities.
4.2	Investors’ Rights Agreement, dated as of July 20, 2020, by and among Gain Therapeutics, Inc. and certain holders of its capital stock.	S-1	333-253303	4.2	2/19/2021
4.3	Form of Warrant.	8-K	001-40237	4.1	11/22/2023
4.4	Form of Private Warrant.	8-K	001-40237	4.2	11/22/2023
4.5	Form of Underwriter’s Warrant.	8-K	001-40237	4.3	11/22/2023
4.6	Form of Pre-Funded Warrant.	8-K	001-40237	4.4	11/22/2023
4.7	Warrant Agent Agreement by and between Gain Therapeutics, Inc. and Pacific Stock Transfer Company.	8-K	001-40237	4.5	11/22/2023
4.8	Form of Placement Agent Warrant.	8-K	001-40237	4.6	11/22/2023
4.9	Form of Warrant issued in July 2025 offering.	8-K	001-40237	4.1	7/17/2025
4.10	Form of Underwriter’s Warrant issued in July 2025 offering.	8-K	001-40237	4.2	7/17/2025
4.11	Form of Warrant Agent Agreement, by and between Gain Therapeutics, Inc. and Pacific Stock Transfer Company.	8-K	001-40237	4.3	7/17/2025
10.1+	Form of Indemnification Agreement for Officers and Directors.	S-1/A	333-253303	10.2	3/10/2021
10.2+	2020 Omnibus Incentive Plan.	S-1/A	333-253303	10.1	3/10/2021
10.3+	Gain Therapeutics, Inc. 2021 Inducement Equity Incentive Plan.	8-K	001-40237	10.1	12/28/2021
10.4+	Form of Stock Option Agreement under the 2021 Inducement Plan.	8-K	001-40237	10.2	12/28/2021
10.5	Minoryx Agreement between Minoryx Therapeutics, S.L. and GT Gain Therapeutics SA.	S-1	333-253303	10.3	2/19/2021
10.6	Form of Exchange Agreement.	S-1	333-253303	10.10	2/19/2021
10.7	Form of Placement Agent Warrant.	S-1	333-253303	10.11	2/19/2021

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date

10.8+	Gain Therapeutics Inc. 2021 Inducement Equity Incentive Plan Restricted Stock Unit Award Agreement.	S-8	333-266142	4.5	7/15/2022
10.9+	Gain Therapeutics Inc. 2022 Equity Incentive Plan.	S-8	333-266142	4.6	7/15/2022
10.10+	Gain Therapeutics Inc. RSU Award Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.7	7/15/2022
10.11+	Gain Therapeutics Inc. Stock Option Grant Notice and Award Agreement (2022 Equity Incentive Plan).	S-8	333-266142	4.8	7/15/2022
10.12	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-40237	10.3	8/10/2023
10.13	Form of Indemnification Agreement for Officers and Directors.	10-Q	001-40237	10.3	11/14/2023
10.14	Form of Securities Purchase Agreement.	8-K	001-40237	10.1	11/22/2023
10.15+	Separation Agreement, by and between the Company and Matthias Alder, dated June 27, 2024.	10-Q	001-40237	10.2	11/14/2024
10.16	Distribution Agreement, by and between the Company and Oppenheimer & Co. Inc., dated September 6, 2024.	8-K	001-40237	1.1	9/6/2024
10.17+	Amended and Restated Employment Agreement by and between the Company and Gene Mack, dated January 6, 2025.	8-K	001-40237	10.1	1/7/2025
10.18+	Employment Agreement, by and between the Company and Gianluca Fuggetta, dated March 24, 2025.	10-K	001-40237	10.18	3/27/2025
10.19	Underwriting Agreement, dated July 16, 2025, by and between Gain Therapeutics, Inc. and Newbridge Securities Corporation.	8-K	001-40237	1.1	7/17/2025
19.1	Insider Trading Policy.	10-K	001-40237	19.1	3/27/2025
21.1	Subsidiaries of Registrant.	10-K	001-40237	21.1	3/27/2025
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature pages attached to this Annual Report on Form 10-K).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1**	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.
97.1+	Clawback Policy.	10-K	001-40237	97.1	3/26/2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GAIN THERAPEUTICS, INC.
(Registrant)
Date: March 26, 2026	By:	/s/ Gene Mack
Gene Mack
Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2026	By:	/s/ Gianluca Fuggetta
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

Dated: March 26, 2026	/s/ Gene Mack
Gene Mack Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 26, 2026	/s/ Gianluca Fuggetta
Gianluca Fuggetta Senior Vice President Finance (Principal Financial Officer and Principal Accounting Officer)

Dated: March 26, 2026	/s/ Khalid Islam
Khalid Islam Chairman of the Board of Directors

Dated: March 26, 2026	/s/ Dov Goldstein
Dov Goldstein Director

Dated: March 26, 2026	/s/ Hans Peter Hasler
Hans Peter Hasler Director

Dated: March 26, 2026	/s/ Gwen Melincoff
Gwen Melincoff Director

Dated: March 26, 2026	/s/ Claude Nicaise
Claude Nicaise Director

Dated: March 26, 2026	/s/ Jeffrey Riley
Jeffrey Riley Director