Form 10-Q
period 2026-03-31
Gain Therapeutics, Inc.
filed 2026-05-11
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the registrant had 42,654,038 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “aim,” “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these terms, other comparable terminology or by discussions of strategy, plans or intentions. These include, but are not limited to, statements about:

●	our ability to continue as a going concern and our needs for additional financing;
●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to accurately estimate anticipated operating losses, expenses, future revenues, capital requirements, including our anticipated cash runway;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our Magellan™ platform;
●	our ability to develop, obtain regulatory approval for and commercialize our current and future product candidates;
●	our expectations regarding collaborations and other agreements with third parties and their potential benefits;
●	the timing of investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
●	our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
●	the potential benefits of our product candidates;
●	our ability to identify patients with the diseases treated by our product candidates, and to enroll healthy volunteers and patients in clinical trials;
●	our ability to obtain, maintain and protect our intellectual property;
●	our reliance upon intellectual property licensed from third parties, including the license to use certain components of the Magellan™ platform;
●	our ability to identify, recruit and retain key personnel;
●	developments or projections relating to our competitors or our industry;
●	the impact of laws and regulations;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act;

●	the impact of liquidity concerns at and failures of banks and other financial institutions, capital market instability, exchange rate fluctuations, supply chain disruptions and increases in commodity, energy and fuel prices;
●	the impacts of pandemics or endemics on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;
●	the impact of other global events, including political instability, natural disaster, events of terrorism and wars, such as the ongoing conflict between Russia and Ukraine and between the United States and Iran and elsewhere in the Middle East;
●	the impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including changes in U.S. trade policies that may be made by the presidential administration; and
●	other factors and assumptions described in this Quarterly Report.

You should read this Quarterly Report with the understanding that such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, actual industry results, or other actual results or events to differ materially from historical results, from any plans, intentions, or expectations disclosed in such forward-looking statements or from any future results, performance, achievements or other events expressed, suggested or implied by such forward-looking statements. Therefore, you should not rely on any forward-looking information or statements as predictors of future results or events. Factors that could cause or contribute to such differences in results and events include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 26, 2026. The effect of these factors is difficult to predict. In addition, factors other than these could also adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results or events to differ materially from those contained in any forward-looking statements.

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

Item 1. Condensed Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$16,539,222	$20,837,628
Tax credits	231,003	179,701
Prepaid expenses and other current assets	1,451,543	1,219,809
Total current assets	18,221,768	22,237,138

Noncurrent assets:
Property and equipment, net	54,435	74,916
Internal-use software, net	90,045	102,837
Operating lease right-of-use assets	300,576	334,090
Restricted cash	36,085	36,296
Long-term deposits and other noncurrent assets	35,555	33,698
Total noncurrent assets	516,696	581,837
Total assets	$18,738,464	$22,818,975

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,516,362	$825,027
Operating lease liabilities - current	116,627	119,876
Other current liabilities	2,153,304	2,306,624
Loans - current	100,281	100,869
Total current liabilities	3,886,574	3,352,396

Noncurrent liabilities:
Defined benefit pension plan	389,519	390,509
Operating lease liabilities - noncurrent	182,129	211,238
Loans - noncurrent	273,265	300,084
Total noncurrent liabilities	844,913	901,831
Total liabilities	$4,731,487	$4,254,227

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2026 and December 31, 2025	$—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 42,488,578 and 42,073,807 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,250	4,209
Additional paid-in capital	119,970,514	119,139,677
Accumulated other comprehensive income	996,952	776,869
Accumulated deficit	(101,356,007)	(81,194,908)
Loss of the period	(5,608,732)	(20,161,099)
Total stockholders’ equity	14,006,977	18,564,748
Total liabilities and stockholders’ equity	$18,738,464	$22,818,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
	2026	2025
Operating expenses:
Research and development	$(2,763,340)	$(2,257,010)
General and administrative	(2,590,205)	(2,112,366)
Total operating expenses	(5,353,545)	(4,369,376)

Loss from operations	(5,353,545)	(4,369,376)

Other income (expense):
Interest income, net	93,052	40,413
Foreign exchange loss, net	(165,173)	(100,586)
Loss before income tax	(5,425,666)	(4,429,549)

Income tax	(183,066)	(100,509)

Net loss	$(5,608,732)	$(4,530,058)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.16)
Weighted average common stock - basic and diluted	42,230,248	28,685,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2026	2025
Net loss	$(5,608,732)	$(4,530,058)
Components of other comprehensive income (loss):
Changes in defined benefit pension plan obligation, net of tax	(767)	4,826
Foreign currency translation	220,850	122,858
Other comprehensive income, net of tax	220,083	127,684
Comprehensive loss	$(5,388,649)	$(4,402,374)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended March 31, 2026	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2025	42,073,807	$4,209	$119,139,677	$776,869	$(101,356,007)	$18,564,748
Issuance of shares in ATM offering (Note 13)	184,662	18	427,765	—	—	427,783
Stock-based compensation (Note 14)	—	—	401,032	—	—	401,032
Exercise of warrants (Note 13)	229,710	23	2,040	—	—	2,063
RSU vesting (Note 14)	399	—	—	—	—	—
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	(767)	—	(767)
Foreign currency translation	—	—	—	220,850	—	220,850
Net loss	—	—	—	—	(5,608,732)	(5,608,732)
Balance as of March 31, 2026	42,488,578	$4,250	$119,970,514	$996,952	$(106,964,739)	$14,006,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended March 31, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	27,132,588	$2,713	$88,779,318	$(247,549)	$(81,194,908)	$7,339,574
Issuance of shares in at-the-market ("ATM") offering (Note 13)	1,094,701	109	2,419,210	—	—	2,419,319
Stock-based compensation (Note 14)	63,859	6	423,139	—	—	423,145
Exercise of warrants (Note 13)	454,893	47	—	—	—	47
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	4,826	—	4,826
Foreign currency translation	—	—	—	122,858	—	122,858
Net loss	—	—	—	—	(4,530,058)	(4,530,058)
Balance as of March 31, 2025	28,746,041	$2,875	$91,621,667	$(119,865)	$(85,724,966)	$5,779,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Operating activities:
Net loss	$(5,608,732)	$(4,530,058)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,303	20,660
Stock-based compensation expense	403,509	419,504
Other non-cash items	230,462	109,591

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(278,213)	(844,484)
Long term deposit and other noncurrent assets	(913)	927
Accounts payable and other current liabilities	531,767	1,114,140
Defined benefit pension plan	(26,710)	(23,176)
Deferred grant income	—	(88,631)
Total changes in operating assets and liabilities	225,931	158,776
Cash used in operating activities	(4,727,527)	(3,821,527)

Cash flow from financing activities:
Net proceeds from issuance of shares in ATM offering (Note 13)	427,783	2,419,320
Net proceeds from the exercise of warrants (Note 13)	2,063	—
Payments of current portion of long-term debt (Note 11)	(25,525)	(22,242)
Cash provided by financing activities	404,321	2,397,078
Effect of exchange rate changes	24,589	109,535
Net decrease in cash, cash equivalents and restricted cash	(4,298,617)	(1,314,914)
Cash, cash equivalents and restricted cash at beginning of period	20,873,924	10,417,558
Cash, cash equivalents and restricted cash at end of period	$16,575,307	$9,102,644

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

The Company’s clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. The Company generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increasing dopamine levels, restoring locomotor and cognitive function, and reducing plasma-based neurodegeneration marker, neurofilament light chain (NfL), back to the level of control animals.

As of March 31, 2026, two clinical studies of GT-02287 have been completed, and one is ongoing. GT-02287 was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of GT-02287 for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of GT-02287. This study was completed in the third quarter of 2025.

In March 2025, the Company enrolled the first participant with Parkinson’s disease in its two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for GT-02287. In Part 1 of this study, participants dose daily with GT-02287 for 90 days. In August 2025, the Company amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of GT-02287 in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. The Company will be presenting the full analysis of Part 1 throughout 2026 and expects to complete Part 2 of the Phase 1b study in September 2026.

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

The interim condensed consolidated financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended March 31, 2026 and 2025.

The results for the periods ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report.

The accompanying interim condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements. As of March 31, 2026, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

In accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and cash equivalents of $16.5 million as of March 31, 2026 will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future, substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the first quarter of 2027.

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

2. Summary of Significant Accounting Policies

Foreign Currency Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The functional currencies of the Company’s operations are the local currencies (USD in the United States, Swiss franc in Switzerland, euro in Spain and Australian dollar in Australia). Assets and liabilities reported in the Condensed Consolidated Balance Sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Condensed Consolidated Statements of Operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the

Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of shareholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of March 31, 2026 and December 31, 2025, accumulated currency translation adjustments recorded in accumulated other comprehensive income amounted to $1,109,301 and $888,451, respectively. For the three months ended March 31, 2026 and 2025, unrealized foreign exchange loss was $188,164 and $66,898, respectively.

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

Internal-use software, net consisted of the following:

	March 31,	December 31,
	2026	2025
Internal-use software	$300,295	$302,119
Less: accumulated amortization	(210,250)	(199,282)
Internal-use software, net	$90,045	$102,837

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the three months ended March 31, 2026 and 2025 was $12 thousand and $11 thousand, respectively.

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

Warrants

The Company accounts for warrants to purchase shares of its common stock as equity instruments. The Company evaluates each warrant at issuance to determine the appropriate classification. Warrants that are indexed to its common stock and meet the criteria for equity classification are recorded at fair value as of the issuance date within stockholders' equity and are not subsequently remeasured. The fair value of warrants issued is determined using the Black-Scholes option pricing model, applying valuation assumptions consistent with those used for stock-based compensation, as described above. The assumptions used in calculating the fair value of warrants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Research Grants

Under the terms of the research and development grants awarded, the Company receives upfront payments or is entitled to receive reimbursement of its allowable direct expenses and payroll costs. Contributions from research and development activities under the grants are recorded when there is reasonable assurance of collection and based on management’s best estimate of the periods in which the related expenditures are incurred, and activities performed, and are classified in the Condensed Consolidated Statements of Operations as a reduction to research and development expenses. Grants received in advance of the specific research and development costs to which they relate are deferred and recognized in the Condensed Consolidated Balance Sheets as deferred grant income.

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

Research and Development Expenses

The Company expenses all costs incurred in performing research and development activities. Research and development expenses include salaries and other related costs, materials and supplies, preclinical expenses, manufacturing expenses, contract services, other third-party expenses, and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses.

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

Income taxes were $183 thousand and $101 thousand for the three months ended March 31, 2026 and 2025, respectively. The increase was mainly attributable to higher corporate taxes in Australia.

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

Comprehensive Income / (Loss)

Comprehensive income / (loss) is composed of net income / (loss) and certain changes in stockholder’s equity that are excluded from the net income / (loss), primarily foreign currency translation adjustments and changes in defined benefit obligation.

The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected in the Condensed Consolidated Balance Sheets.

	Defined Benefit Pension Obligation	Foreign Currency Translation	Total
Balance as of December 31, 2024	$(288,796)	$41,247	$(247,549)
Other comprehensive income (loss) before reclassifications	156,631	847,204	1,003,835
Amounts reclassified from accumulated other comprehensive loss	20,583	—	20,583
Net period other comprehensive income (loss), net of tax	177,214	847,204	1,024,418
Balance as of December 31, 2025	(111,582)	888,451	776,869
Other comprehensive income (loss) before reclassifications	14	220,850	220,864
Amounts reclassified from accumulated other comprehensive loss	(781)	—	(781)
Net period other comprehensive income (loss), net of tax	(767)	220,850	220,083
Balance as of March 31, 2026	$(112,349)	$1,109,301	$996,952

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of March 31, 2026 and December 31, 2025, common stock equivalents consisted of stock options, RSUs, and warrants. Because the Company has reported net losses since inception, these potential impacts would be antidilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

In connection with the grant announced in May 2023 the Company recorded a reduction to research and development expenses of $15 thousand and $194 thousand during the three months ended March 31, 2026 and 2025, respectively. The Company recorded grant-related receivables of $0.5 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively.

In the second quarter of fiscal year 2023, the Company’s wholly owned subsidiary, Gain Therapeutics Australia started the Phase 1 Clinical Trial for its lead program in Parkinson’s disease in Australia. The Australian government sponsors the Research and Development Tax Incentive (“R&DTI”) program which offers a tax credit for companies conducting eligible research and development activities. The R&DTI program provides for a cash refund based on a percentage of eligible research and development activities undertaken in Australia by Gain Therapeutics Australia. The Company recorded a reduction to research and development expenses of $0.3 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively, related to the R&DTI program. The corresponding receivable was recorded within Other Current Assets (see Note 6).

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

Cash, cash equivalents and restricted cash are broken down as follows:

	March 31,	December 31,
	2026	2025
Cash	$9,957,112	$9,777,237
Money market	6,582,110	11,060,391
Total cash and cash equivalents	$16,539,222	$20,837,628
Restricted cash	$36,085	$36,296

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano, Switzerland and is deposited into a restricted bank account as a guarantee.

5. Tax Credits, Prepaid Expenses and Other Current Assets

Tax credits, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Tax credits	$231,003	$179,701

Prepaid and deferred expenses	$317,456	$275,428
Prepaid research and development service agreements	12,423	243,796
Prepaid directors and officers (D&O) insurance costs	358,059	77,593
Research and development grant receivable, net	763,606	622,992
Total prepaid expenses and other current assets	$1,451,543	$1,219,809

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

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Computer	$106,342	$110,949
Furniture and fixtures	65,625	66,429
Leasehold improvements	35,815	36,098
Laboratory instruments	—	45,205
Total property and equipment	207,782	258,681
Less: accumulated depreciation	(153,347)	(183,765)
Property and equipment, net	$54,435	$74,916

During the three months ended March 31, 2026, the Company disposed of laboratory equipment with a remaining net book value of $12 thousand. No disposals or impairments occurred during the three months ended March 31, 2025. Depreciation has been calculated based on the assets’ estimated economic lives by taking into consideration the use, purpose and financial-technical duration of the assets. Depreciation expense for the three months ended March 31, 2026 and 2025 was $9 thousand.

7. Operating Leases

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

The operating lease expenses are reported as follows:

	Three Months Ended March 31
	2026	2025
Research and development	$21,867	$33,911
General and administrative	10,200	8,888
Total operating lease costs	$32,067	$42,799

In the three months ended March 31, 2026 and 2025, the Company incurred short-term lease expense of $41 thousand and $18 thousand respectively. This expense was recognized on a straight-line basis and reported within general and administrative costs.

The future minimum lease payments for the Company’s operating leases as of March 31, 2026, are as follows:

Fiscal Year	Operating Leases
2026	$94,730
2027	80,754
2028	48,590
2029	49,852
2030	51,150
Total future minimum lease payments	325,077
Less amount representing interest or imputed interest	26,321
Present value of lease liabilities	$298,756

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of March 31, 2026 and December 31, 2025, accounts payable amounted to $1.5 million and $0.8 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Payable for social security and withholding taxes	$287,469	$167,893
Accrued payroll	523,403	1,192,479
Accrued research and development	574,244	518,856
Accrued professional fees	660,335	370,662
Accrued other	41,178	13,645
Tax provision	66,674	43,089
Total other current liabilities	$2,153,304	$2,306,624

Accrued payroll refers to accruals for year-end bonuses, accrued vacation, overtime and other payroll-related accruals.

Tax provision refers to a tax payable due to the Spanish tax authorities related to taxable income generated in Spain.

10. Pension and Other Benefit Programs

Net periodic pension costs related to the Company’s defined benefit pension plan refers only to Swiss employees and, as of March 31, 2026 and 2025, can be summarized as follows:

	Three Months Ended March 31
	2026	2025
Component of net periodic pension costs:
Service cost	$27,441	$37,994
Interest cost	4,943	2,999
Expected return on plan assets	(3,879)	(3,090)
Amortization of losses	8	5,431
Amortization of prior service credit	(789)	(687)
Total	$27,724	$42,647

Employer contributions for the three months ended March 31, 2026 was $27 thousand. The Company’s expected contributions for fiscal year 2026 are $115 thousand. Service cost is reported in general and administrative expenses. Certain other components of net periodic pension costs are reported in interest income, net in the Condensed Consolidated Statements of Operations.

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

Total future payments for the Company’s loan as of March 31, 2026 are as follows:

	Total	2026	2027	2028	2029
Loan	$373,546	$75,211	$100,281	$100,281	$97,773

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
Assets
Cash equivalents:
Money market funds	$6,582,110	$—	$—
Total cash equivalents	6,582,110	—	—

Total financial assets	$6,582,110	$—	$—

December 31, 2025:
Assets
Cash equivalents:
Money market funds	$11,060,391	$—	$—
Total cash equivalents	11,060,391	—	—

Total financial assets	$11,060,391	$—	$—

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

As of March 31, 2026 and December 31, 2025, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of March 31, 2026 and December 31, 2025, there were 42,488,578 and 42,073,807 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

Public offering July 2025

In July 2025, the Company completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds to the Company of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds to the Company of $6.0 million. As of December 31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds of $1.9 million. In the first quarter ended March 31, 2026, 1,250 public warrants were exercised resulting in the issuance of 1,250 shares of common stock and additional net proceeds of $2 thousand.

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

At the market offering

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program, the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended March 31, 2026, the Company sold an aggregate of 184,662 shares of common stock at an average selling price of $2.39 per share under the 2024 ATM Program, raising gross proceeds of $0.4 million, which included $13 thousand of sales commissions for net proceeds of $0.4 million. Since the inception of the 2024 ATM Program and as of March 31, 2026, the Company has sold an aggregate of 8,632,469 shares of common stock at an average selling price of $2.59 per share under the 2024 ATM Program, raising gross proceeds of $22.4 million, which included $0.7 million of sales and commissions and $0.3 million in other offering expenses for net proceeds of $21.4 million.

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of March 31 2026:

	Warrants	Warrants	Weighted Average
Expiration Date	Outstanding	Exercisable	Exercise Price
November 24, 2028	3,361,484	3,361,484	$2.75
June 17, 2029	106,914	106,914	1.69
July 17, 2030	1,799,254	1,799,254	1.71
Outstanding as of March 31, 2026	5,267,652	5,267,652	$2.37

The following table summarizes the Company’s warrants activity for the three months ended March 31, 2026:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2025	5,759,453	$2.31
Exercised:
Investor Warrants (a)	(1,250)	1.65
Agent Warrants (a)	(490,551)	1.69
Outstanding as of March 31, 2026	5,267,652	$2.37

(a)	In the three months ended March 31, 2026, 1,250 investor warrants and 490,551 placement agent warrants were exercised and resulted in net proceeds of $2 thousand. In connection with the cashless exercise of the placement agent warrants, 228,460 shares were issued and 262,091 shares were withheld to cover the warrants’ exercise price.

14. Equity Incentive Plan

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2025	3,531,980	$2.35	$3.64
Options granted	798,500	1.38	1.86
Options canceled/forfeited	(325,324)	1.97	3.53
Options outstanding as of March 31, 2026	4,005,156	$2.18	$3.29

As of March 31, 2026, unrecognized compensation costs associated with the stock options grants was $3.7 million and will be recognized over a period of 4.0 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 were as follows, presented on a weighted-average basis:

	Three Months Ended March 31
	2026	2025
Grant date fair value	$1.38	$1.67
Volatility	85%	80%
Expected term (years)	6.08	6.08
Risk-free interest rate	4.04%	4.09%
Expected dividend yield	—	—

The assumptions that cause the greatest variation in fair value in the Black-Scholes model are the volatility and expected term of exercise. Increases or decreases in either the volatility or expected term of exercise will cause the Black-Scholes option value to increase or decrease, respectively. Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the three months ended March 31, 2026:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2025	20,303	$4.19
Vested	(399)	3.58
Canceled/forfeited	(116)	3.58
Outstanding as of March 31, 2026	19,788	$4.20
Total unrecognized expense remaining	$63,970
Years unrecognized expense expected to be recognized over	1.0

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31
	2026	2025
Research and development	$258,533	$267,968
General and administrative	144,976	151,536
Total stock-based compensation	$403,509	$419,504

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in antidilutive impacts:

	Three Months Ended March 31
	2026	2025
Options to purchase common stock	3,381,977	3,508,863
RSUs	19,822	105,505
Warrants to purchase common stock	5,576,721	5,103,778

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

There were no receivables and payables as of March 31, 2026 and December 31, 2025 with Minoryx. There were no revenues or expenses for the three months ended March 31, 2026 and 2025 with Minoryx.

17. Commitments and Contingencies

Commitments:

As of March 31, 2026, the Company had research commitments for $3.0 million for activities that will be performed within one year.

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

18. Subsequent Events

From April 1, 2026 through May 8, 2026, the Company has sold an aggregate of 296,697 shares of common stock through the 2024 ATM Program at an average selling price of $2.04 for total gross proceeds of $0.60 million, which included $18 thousand in sales commissions and other offering expenses for net proceeds of $0.59 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report.

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

Our clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. We have generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of GT-02287. In preclinical models of GBA1 Parkinson’s disease, GT-02287 has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increasing dopamine levels, restoring locomotor and cognitive function, and reducing plasma-based neurodegeneration marker, neurofilament light chain (NfL), back to the level of control animals.

As of March 31, 2026, two clinical studies of GT-02287 have been completed, and one is ongoing. GT-02287 was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of GT-02287 in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of GT-02287 at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of GT-02287 for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of GT-02287. This study was completed in the third quarter of 2025.

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

We continue to monitor the impacts on our operations and access to financing from; global and worsening macroeconomic conditions, such as the war in Ukraine, the recent conflict in Iran and the Middle East, global geopolitical tension, exchange rate fluctuations, supply chain disruptions, liquidity concerns and increases in commodity, energy and fuel prices.

Recent Developments

In January 2026, we released additional biomarker and clinical data from the Phase 1b study of GT-02287 in Parkinson's disease. Participants with elevated baseline cerebrospinal fluid glucosylsphingosine demonstrated a reduction in levels following three months of treatment, and in the efficacy analysis they showed an improvement in combined MDS-UPDRS Part II and Part III scores compared to the rest of the participants. We hosted a virtual KOL event the same day featuring key opinion leaders to contextualise the results.

In March 2026, we presented new data on our lead candidate GT-02287 at the AD/PD 2026 Conference in Copenhagen. In addition to the the elevated baseline cerebrospinal fluid glucosylsphingosine that was associated with an improvement in combined MDS-UPDRS Part II and Part III scores following administration of GT-02287 reported earlier, the new data showed those same participants also had a decrease in cerebrospinal fluid levels of DOPA decarboxylase (DDC), an enzyme responsible for synthesizing dopamine from its precusor L-DOPA, following GT-02287 treatment. DDC is elevated in people with Parkinson’s disease, so a reduction could suggest a slowing of neurodegeneration. In the ongoing Phase 1b Parkinson's disease study, 16 of 19 participants elected to enter the nine-month extension, and an independent Data Monitoring Committee endorsed continuation without modification. We also unveiled preclinical data on a structurally distinct series of allosteric GCase modulators, led by GT-04686, now ready to advance into IND-enabling studies.

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

At our annual meeting held on June 24, 2025, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase our authorized shares of common stock from 50,000,000 to 100,000,000. The amendment did not change any of the current rights and privileges of our common stock or its par value, and did not affect the number of shares of our common stock outstanding.

In July 2025, we completed the public offering of 4,501,640 shares of our common stock and warrants to purchase 2,250,820 shares of our common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds of $6.0 million. As of December 31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds to us of $1.9 million. In the first quarter ended March 31, 2026, 1,250 public warrants were exercised resulting in the issuance of 1,250 shares of common stock and additional net proceeds to us of $2 thousand.

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

In September 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. We pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended March 31, 2026, we sold an aggregate of 184,662 shares of common stock at an average selling price of $2.39 per share under the 2024 ATM Program, for total gross proceeds of $0.4 million, which included $13 thousand of sales commissions for net proceeds of $0.4 million. As of March 31, 2026, we sold an aggregate of 8,632,469 shares of common stock at an average selling price of $2.59 per share under the 2024 ATM Program, for total gross proceeds of $22.4 million, which included $0.7 million of sales commissions and $0.3 million in other offering expenses for net proceeds of $21.4 million. From April 1, 2026 through May 8, 2026, we sold an aggregate of 296,697 shares of common stock through the 2024 ATM Program at an average selling price of $2.04 for total gross proceeds of $0.60 million, which included $18 thousand in sales commissions and other offering expenses for net proceeds of $0.59 million.

From inception through March 31, 2026, we have raised an aggregate of $120 million of gross proceeds through equity financing, including the issuance of convertible preferred stock, our initial public offering, secondary offerings and previous sales under our ATM programs. We have outstanding warrants exercisable for an aggregate of 5.3 million shares of our common stock at a weighted-average exercise price per share of $2.37 through March 31, 2026 related to public and private offerings.

As of March 31, 2026, we had cash and cash equivalents of $16.5 million. We have incurred recurring losses and negative cash flows from operations since inception and as of March 31, 2026 and December 31, 2025, had an accumulated deficit of $107.0 million and $101.4 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $107.0 million and $101.4 million, respectively, and as of March 31, 2026, we had cash and cash equivalents of $16.5 million. During the three  months ended March 31, 2026, we incurred net losses of $5.6 million and negative cash flows from operations of $4.7 million. Our current operating plan indicates that we will continue to incur losses from operations and negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the first quarter of 2027. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates, changing international trade and import policies, potential impact of tariffs, instability in the financial system, global geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and between the United States and Iran and elsewhere in the Middle East continue to have unpredictable impacts on global societies, economies, financial markets, and business practices. Recently worsening global macroeconomic conditions, liquidity concerns at and failures of banks and other financial institutions, volatility in the capital markets, and related market uncertainty, may impact our ability to obtain additional financing when needed on favorable terms or at all.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including stock-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended
	March 31,
	2026	2025	Change
Preclinical activities, clinical activities and outside services	$1,747,259	$1,456,041	$291,218
Personnel expenses	1,116,386	1,100,761	15,625
Other	202,304	69,966	132,338
Research grants	(302,609)	(369,759)	67,150
Total research and development expenses	$2,763,340	$2,257,010	$506,330

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense, and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
			Increase
	2026	2025	(Decrease)
Operating expenses:
Research and development	$(2,763,340)	$(2,257,010)	$506,330
General and administrative	(2,590,205)	(2,112,366)	477,839
Total operating expenses	(5,353,545)	(4,369,376)	984,169

Loss from operations	(5,353,545)	(4,369,376)	984,169

Other income (expense):
Interest income, net	93,052	40,413	52,639
Foreign exchange loss, net	(165,173)	(100,586)	(64,587)
Loss before income tax	(5,425,666)	(4,429,549)	996,117

Income tax	(183,066)	(100,509)	82,557

Net loss	$(5,608,732)	$(4,530,058)	$1,078,674

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.16)	$(0.03)
Weighted average common stock - basic and diluted	42,230,248	28,685,417

Comparison of the Three Months Ended March 31, 2026 and 2025

Research and development expenses

Research and development expenses increased by $0.5 million to $2.8 million for the three months ended March 31, 2026, as compared to $2.3 million for the three months ended March 31, 2025. The increases in research and development expenses were primarily related to costs associated with our lead program compound GT-02287 for the treatment of Parkinson’s Disease, unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar and higher research and development personnel costs.

General and administrative expenses

General and administrative expenses increased by $0.5 million to $2.6 million for the three months ended March 31, 2026, as compared to $2.1 million for the three months ended March 31, 2025. The increases in general and administrative expenses for the period were primarily attributable to higher professional fees, higher personnel costs, and unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

Interest income, net

Interest income, net increased by $53 thousand to $93 thousand for the three months ended March 31, 2026, as compared to $40 thousand for the three months ended March 31, 2025. The increase was mainly attributable to higher interest income from a higher balance in our money market fund over the comparative periods.

Foreign exchange (loss) gain, net

Foreign exchange loss, net increased by $65 thousand to $165 thousand for the three months ended March 31, 2026, as compared to $101 thousand for the three months ended March 31, 2025. The increase was due to the unfavorable foreign currency exchange as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

Income taxes

Income taxes were $183 thousand and $101 thousand for the three months ended March 31, 2026 and 2025, respectively. The increase was mainly attributable to higher corporate taxes in Australia.

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

As of March 31, 2026 and December 31, 2025, we had $16.5 million and $20.8 million in cash and cash equivalents, respectively, and an accumulated deficit of $107.0 million and $101.4 million, respectively. We had indebtedness of $0.37 million and $0.40 million as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents available as of March 31, 2026 are expected to be sufficient to fund our anticipated operating and capital requirements into the first quarter of 2027 but will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Quarterly Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of March 31, 2026, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Cash used in operating activities	$(4,727,527)	$(3,821,527)
Cash provided by financing activities	404,321	2,397,078
Effect of exchange rate changes	24,589	109,535
Net decrease in cash, cash equivalents and restricted cash	$(4,298,617)	$(1,314,914)

Cash Flows from Operating Activities

Operating cash flow used during the three months ended March 31, 2026 increased compared to the prior-year period primarily due to a higher net loss (excluding non-cash items such as stock-based compensation and foreign currency transaction gains or losses) and changes in working capital. During the three months ended March 31, 2026 and 2025, we used $4.7 million and $3.8 million of cash, respectively, in operating activities primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2026 and 2025, cash provided by financing activities was $0.4 million and $2.4 million, respectively, due primarily to net proceeds from the issuance of shares pursuant to the 2024 ATM Program.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the number and characteristics of the product candidates we pursue;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
●	costs associated with growing our workforce;
●	the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

●	the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
●	the extent to which we encounter increased costs as a result of global and macroeconomic conditions, including high interest rates, supply chain disruptions, fluctuating exchange rates, and increases in commodity, energy and fuel prices;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
●	the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
●	our ability to establish additional collaborations on favorable terms, if at all;
●	the costs required to scale up our clinical, regulatory and manufacturing capabilities;
●	the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
●	the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive marketing approval;
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the impact of geopolitical and macroeconomic events, including tariffs, future bank failures, increased geopolitical tensions between the United States and China, the ongoing conflicts between Russia and Ukraine and between the United States and Iran and elsewhere in the Middle East, and global pandemics, on United States and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, stock-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 21, 2026, Andrew Schwartzberg filed a complaint (the "Original Complaint”) against the Company and Gene Mack in the United States District Court for the District of Delaware. The Original Complaint alleges that we and Mr. Mack failed to honor an alleged agreement to amend the exercise price of Mr. Schwartzberg’s outstanding warrants, which agreement the Original Complaint alleges was made to induce Mr. Schwartzberg’s further investment in the Company. We and Mr. Mack moved to dismiss the Original Complaint on March 31, 2026. In response to that dismissal motion, on April 14, 2026, Mr. Schwartzberg filed an amended complaint (the “Amended Complaint”) that asserts the following claims: (1) breach of contract against the Company; (2) fraudulent inducement against us and Mr. Mack; (3) promissory estoppel against us and Mr. Mack; and (4) breach of the implied covenant of good faith and fair dealing against the Company. The Amended Complaint seeks the following relief: (1) monetary damages in excess of $3.1 million; and (2) pre- and post-judgment interest. On April 28, 2026, we and Mr. Mack filed a motion to dismiss the Amended Complaint. Mr. Schwartzberg’s response to that motion is due on May 12, 2026. We and Mr. Mack intend to vigorously defend against the action.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

GAIN THERAPEUTICS, INC.
(Registrant)

May 11, 2026	By: /s/ Gene Mack
Date	Gene Mack
Chief Executive Officer
(Principal Executive Officer)

May 11, 2026	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Vice President Finance
(Principal Financial Officer and Principal Accounting Officer)