Form 10-Q
period 2026-06-30
Gain Therapeutics, Inc.
filed 2026-08-11
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the registrant had 43,643,619 shares of common stock outstanding.

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

Item 1. Condensed Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$13,084,144	$20,837,628
Tax credits	210,494	179,701
Prepaid expenses and other current assets	1,675,110	1,219,809
Total current assets	14,969,748	22,237,138

Noncurrent assets:
Property and equipment, net	47,026	74,916
Internal-use software, net	76,782	102,837
Operating lease right-of-use assets	266,861	334,090
Restricted cash	35,589	36,296
Long-term deposits and other noncurrent assets	25,933	33,698
Total noncurrent assets	452,191	581,837
Total assets	$15,421,939	$22,818,975

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,220,365	$825,027
Operating lease liabilities - current	109,428	119,876
Other current liabilities	1,980,444	2,306,624
Loans - current	123,628	100,869
Total current liabilities	3,433,865	3,352,396

Noncurrent liabilities:
Defined benefit pension plan	319,225	390,509
Operating lease liabilities - noncurrent	156,760	211,238
Loans - noncurrent	220,058	300,084
Total noncurrent liabilities	696,043	901,831
Total liabilities	$4,129,908	$4,254,227

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$—	$—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 43,340,501 and 42,073,807 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4,335	4,209
Additional paid-in capital	121,924,254	119,139,677
Accumulated other comprehensive income	1,003,752	776,869
Accumulated deficit	(111,640,310)	(101,356,007)
Total stockholders’ equity	11,292,031	18,564,748
Total liabilities and stockholders’ equity	$15,421,939	$22,818,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating expenses:
Research and development	$(2,138,204)	$(2,758,973)	$(4,901,544)	$(5,015,983)
General and administrative	(2,543,448)	(2,330,553)	(5,133,653)	(4,442,919)
Total operating expenses	(4,681,652)	(5,089,526)	(10,035,197)	(9,458,902)

Loss from operations	(4,681,652)	(5,089,526)	(10,035,197)	(9,458,902)

Other income (expense):
Interest income, net	61,062	42,568	154,114	82,981
Foreign exchange gain (loss), net	49,089	(620,924)	(116,084)	(721,510)
Loss before income tax	(4,571,501)	(5,667,882)	(9,997,167)	(10,097,431)

Income tax	(104,070)	(141,205)	(287,136)	(241,714)

Net loss	$(4,675,571)	$(5,809,087)	$(10,284,303)	$(10,339,145)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.19)	$(0.24)	$(0.35)
Weighted average common stock - basic and diluted	42,879,541	30,341,523	42,556,688	29,518,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net loss	$(4,675,571)	$(5,809,087)	$(10,284,303)	$(10,339,145)
Components of other comprehensive income (loss):
Changes in defined benefit pension plan obligation, net of tax	61,352	5,934	60,585	10,760
Foreign currency translation	(54,552)	698,014	166,298	820,872
Other comprehensive income, net of tax	6,800	703,948	226,883	831,632
Comprehensive loss	$(4,668,771)	$(5,105,139)	$(10,057,420)	$(9,507,513)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended June 30, 2026	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of March 31, 2026	42,488,578	$4,250	$119,970,514	$996,952	$(106,964,739)	$14,006,977
Issuance of shares in at-the-market ("ATM") offering (Note 13)	779,040	78	1,391,281	—	—	1,391,359
Stock-based compensation (Note 14)	—	—	562,466	—	—	562,466
RSU vesting (Note 14)	72,883	7	(7)	—	—	—
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	61,352	—	61,352
Foreign currency translation	—	—	—	(54,552)	—	(54,552)
Net loss	—	—	—	—	(4,675,571)	(4,675,571)
Balance as of June 30, 2026	43,340,501	$4,335	$121,924,254	$1,003,752	$(111,640,310)	$11,292,031

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Six Months Ended June 30, 2026	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2025	42,073,807	$4,209	$119,139,677	$776,869	$(101,356,007)	$18,564,748
Issuance of shares in ATM offering (Note 13)	963,702	96	1,819,046	—	—	1,819,142
Stock-based compensation (Note 14)	—	—	963,499	—	—	963,499
Exercise of warrants (Note 13)	229,710	23	2,039	—	—	2,062
RSU vesting (Note 14)	73,282	7	(7)	—	—	—
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	60,585	—	60,585
Foreign currency translation	—	—	—	166,298	—	166,298
Net loss	—	—	—	—	(10,284,303)	(10,284,303)
Balance as of June 30, 2026	43,340,501	$4,335	$121,924,254	$1,003,752	$(111,640,310)	$11,292,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended June 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of March 31, 2025	28,746,041	$2,875	$91,621,667	$(119,865)	$(85,724,966)	$5,779,711
Issuance of shares in ATM offering (Note 13)	1,417,361	142	2,490,779	—	—	2,490,921
Stock-based compensation (Note 14)	31,210	3	530,496	—	—	530,499
Exercise of warrants (Note 13)	576,709	58	—	—	—	58
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	5,934	—	5,934
Foreign currency translation	—	—	—	698,014	—	698,014
Net loss	—	—	—	—	(5,809,087)	(5,809,087)
Balance as of June 30, 2025	30,771,321	$3,078	$94,642,942	$584,083	$(91,534,053)	$3,696,050

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Six Months Ended June 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	27,132,588	$2,713	$88,779,318	$(247,549)	$(81,194,908)	$7,339,574
Issuance of shares in ATM offering (Note 13)	2,512,062	251	4,909,989	—	—	4,910,240
Stock-based compensation (Note 14)	95,069	9	953,635	—	—	953,644
Exercise of warrants (Note 13)	1,031,602	105	—	—	—	105
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	10,760	—	10,760
Foreign currency translation	—	—	—	820,872	—	820,872
Net loss	—	—	—	—	(10,339,145)	(10,339,145)
Balance as of June 30, 2025	30,771,321	$3,078	$94,642,942	$584,083	$(91,534,053)	$3,696,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025

Operating activities:
Net loss	$(10,284,303)	$(10,339,145)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,473	42,988
Stock-based compensation expense	969,559	941,523
Other non-cash items	330,376	782,880

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(493,321)	(1,252,940)
Long-term deposits and other noncurrent assets	9,853	1,778
Accounts payable and other current liabilities	46,663	1,265,791
Defined benefit pension plan	(57,277)	(68,395)
Deferred grant income	22,445	(294,989)
Total changes in operating assets and liabilities	(471,637)	(348,755)
Cash used in operating activities	(9,407,532)	(8,920,509)

Cash flow from financing activities:
Net proceeds from issuance of shares in ATM offering (Note 13)	1,819,142	4,910,240
Net proceeds from the exercise of warrants (Note 13)	2,063	—
Payments of current portion of long-term debt (Note 11)	(50,822)	(46,480)
Cash provided by financing activities	1,770,383	4,863,760
Effect of exchange rate changes	(117,042)	369,605
Net decrease in cash, cash equivalents and restricted cash	(7,754,191)	(3,687,144)
Cash, cash equivalents and restricted cash at beginning of period	20,873,924	10,417,558
Cash, cash equivalents and restricted cash at end of period	$13,119,733	$6,730,414

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

The Company’s clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. Following the recent acceptance of "rexaceract" as the International Nonproprietary Name (INN) for GT-02287, references to GT-02287 within the program are transitioning to this established nonproprietary name. The Company generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of rexaceract. In preclinical models of GBA1 Parkinson’s disease, rexaceract has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increasing dopamine levels, restoring locomotor and cognitive function, and reducing plasma-based neurodegeneration marker, neurofilament light chain (NfL), back to the level of control animals.

As of June 30, 2026, two clinical studies of rexaceract have been completed, and one is ongoing. Rexaceract was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of rexaceract in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of rexaceract at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of rexaceract for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of rexaceract. This study was completed in the third quarter of 2025.

In March 2025, the Company enrolled the first participant with Parkinson’s disease in its two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for rexaceract. In Part 1 of this study, participants dose daily with rexaceract for 90 days. In August 2025, the Company amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of rexaceract in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. The Company continues to present data from Part 1 throughout 2026 and expects to complete Part 2 of the Phase 1b study in October 2026.

In June 2026, The Company has received Investigational New Drug (IND) authorization from the FDA to commence a Phase 2 study of rexaceract in people with Parkinson's disease, anticipated to begin in the third quarter of 2026 across sites in the United States, Australia, and Europe. The authorization follows positive Phase 1 results in both healthy volunteers and Parkinson's disease patients demonstrating that rexaceract was well tolerated with biomarker and clinical evidence of activity.

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

The interim condensed consolidated financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended June 30, 2026 and 2025.

The results for the periods ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report.

The accompanying interim condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements. As of June 30, 2026, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

In accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and cash equivalents of $13.1 million as of June 30, 2026 will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future, substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the second quarter of 2027.

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

The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the second quarter of 2027, including raising additional capital through either private or public equity, debt financing, or additional program collaborations.

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

2. Summary of Significant Accounting Policies

Foreign Currency Translation and Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The functional currencies of the Company’s operations are the local currencies (USD in the United States, Swiss franc in Switzerland, euro in Spain and Australian dollar in Australia). Assets and liabilities reported in the Condensed Consolidated Balance Sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Condensed Consolidated Statements of Operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of stockholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of June 30, 2026 and December 31, 2025, accumulated currency translation adjustments recorded in accumulated other comprehensive income amounted to $1,054,749 and $888,451, respectively. For the three months ended June 30, 2026 and 2025, unrealized foreign exchange loss was $72,372 and $626,756, respectively. For the six months ended June 30, 2026 and 2025, unrealized foreign exchange loss was $260,536 and $693,654, respectively.

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

Internal-use software, net consisted of the following:

	June 30,	December 31,
	2026	2025
Internal-use software	$296,166	$302,119
Less: accumulated amortization	(219,384)	(199,282)
Internal-use software, net	$76,782	$102,837

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the three months ended June 30, 2026 and 2025 was $12 thousand and for the six months ended June 30, 2026 and 2025 was $25 thousand and $24 thousand, respectively.

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

Pension Obligations

The Company operates a defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For the defined benefit pension plan, the liability recognized in the Condensed Consolidated Balance Sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the Condensed Consolidated Statements of Changes in Stockholders’ Equity under accumulated other comprehensive income (loss) and are charged or credited to income over the employees’ expected average remaining service period using the corridor amortization method. The measurement date used for the Company’s employees defined benefit plan is December 31. The Company remeasures the defined benefit obligation and plan assets on an interim basis when a plan amendment or other event is determined to be significant.

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

For the three months ended June 30, 2026 and 2025, income taxes were $104 thousand and $141 thousand, respectively. The decrease was mainly attributable to lower corporate taxes in Australia. For the six months ended June 30, 2026 and 2025, income taxes were $287 thousand and $242 thousand, respectively. The increase was mainly attributable to higher corporate taxes in Australia.

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

Comprehensive Income / (Loss)

Comprehensive income / (loss) is composed of net income / (loss) and certain changes in stockholders’ equity that are excluded from the net income / (loss), primarily foreign currency translation adjustments and changes in defined benefit obligation.

The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected in the Condensed Consolidated Balance Sheets.

	Defined Benefit Pension Obligation	Foreign Currency Translation	Total
Balance as of December 31, 2025	$(111,582)	$888,451	$776,869
Other comprehensive income (loss) before reclassifications	14	220,850	220,864
Amounts reclassified from accumulated other comprehensive loss	(781)	—	(781)
Net period other comprehensive income (loss), net of tax	(767)	220,850	220,083
Balance as of March 31, 2026	(112,349)	1,109,301	996,952
Other comprehensive income (loss) before reclassifications	62,699	(54,552)	8,147
Amounts reclassified from accumulated other comprehensive loss	(1,347)	—	(1,347)
Net period other comprehensive income (loss), net of tax	61,352	(54,552)	6,800
Balance as of June 30, 2026	$(50,997)	$1,054,749	$1,003,752

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of June 30, 2026 and December 31, 2025, common stock equivalents consisted of stock options, RSUs, and warrants. Because the Company has reported net losses since inception, these potential impacts would be antidilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

In March 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Eurostars and Innosuisse awarded a grant in the aggregate amount of $1.3 million to a consortium led by Gain Therapeutics that also includes the Institute for Research in Biomedicine, Newcells Biotech and the University of Helsinki. The grant was intended to support the development of the Company’s alpha-1 antitrypsin deficiency program. The portion of the grant that was allocated to the Company was $0.45 million. In June 2025, the grant was terminated due to the dissolution of the consortium. The remaining unused portion of the grant awarded of $0.21 million was repaid as of September 30, 2025.

In May 2023, the Company’s wholly owned subsidiary, GT Gain Therapeutics SA, announced that Innosuisse awarded the Company a grant under the Swiss Accelerator program in the amount of $2.8 million to support further development activities of Gain Therapeutics’ lead program GBA1 Parkinson’s disease. In December 2024, the parties to the grant entered into an amendment to the funding agreement whereby the grant amount was amended to approximately

$2.0 million due to changes in project scope. There is no impact to the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets due to this amendment. The funding under the grant awarded by Innosuisse under the Swiss Accelerator program concluded in April 2026.

In connection with the grant announced in May 2023 the Company recorded a reduction to research and development expenses of $2 thousand and $309 thousand during the three months ended June 30, 2026 and 2025, respectively, and $16 thousand and $503 thousand during the six months ended June 30, 2026 and 2025, respectively. The Company recorded grant-related receivables of $449 thousand and $442 thousand as of June 30, 2026 and December 31, 2025, respectively.

In the second quarter of fiscal year 2023, the Company’s wholly owned subsidiary, Gain Therapeutics Australia started the Phase 1 Clinical Trial for its lead program in Parkinson’s disease in Australia. The Australian government sponsors the Research and Development Tax Incentive (“R&DTI”) program which offers a tax credit for companies conducting eligible research and development activities. The R&DTI program provides for a cash refund based on a percentage of eligible research and development activities undertaken in Australia by Gain Therapeutics Australia. The Company recorded a reduction to research and development expenses of $0.2 million during the three months ended June 30, 2026 and 2025, and $0.4 million during the six months ended June 30, 2026 and 2025, related to the R&DTI program. The corresponding receivable was recorded within Other Current Assets (see Note 5).

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

Cash, cash equivalents and restricted cash are broken down as follows:

	June 30,	December 31,
	2026	2025
Cash	$8,957,498	$9,777,237
Money market	4,126,646	11,060,391
Total cash and cash equivalents	$13,084,144	$20,837,628
Restricted cash	$35,589	$36,296

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano, Switzerland and is deposited into a restricted bank account as a guarantee.

5. Tax Credits, Prepaid Expenses and Other Current Assets

Tax credits, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Tax credits	$210,494	$179,701

Prepaid and deferred expenses	$427,580	$275,428
Prepaid research and development service agreements	161,395	243,796
Prepaid directors and officers (D&O) insurance costs	264,922	77,593
Research and development grant receivable, net	821,212	622,992
Total prepaid expenses and other current assets	$1,675,110	$1,219,809

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

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Computer	$112,986	$110,949
Furniture and fixtures	64,779	66,429
Leasehold improvements	35,321	36,098
Laboratory instruments	—	45,205
Total property and equipment	213,086	258,681
Less: accumulated depreciation	(166,061)	(183,765)
Property and equipment, net	$47,026	$74,916

During the three months ended June 30, 2026, the Company had no disposals or impairments. During the six months ended June 30, 2026, the Company disposed of laboratory equipment with a remaining net book value of $12 thousand. No disposals or impairments occurred during the three and six months ended June 30, 2025. Depreciation has been calculated based on the assets’ estimated economic lives by taking into consideration the use, purpose and financial-technical duration of the assets. Depreciation expense for the three months ended June 30, 2026 and 2025 was $15 thousand and $10 thousand, respectively, and for the six months ended June 30, 2026 and 2025 was $23 thousand and $19 thousand, respectively.

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

The operating lease expenses are reported as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Research and development	$21,697	$36,676	$43,564	$70,587
General and administrative	10,109	9,686	20,310	18,574
Total operating lease costs	$31,806	$46,362	$63,874	$89,161

For the three months ended June 30, 2026 and 2025, the Company incurred short-term lease expense of $18 thousand for both periods. For the six months ended June 30, 2026 and 2025, the Company incurred short-term lease expense of $59 thousand and $35 thousand, respectively. This expense was recognized on a straight-line basis and reported within general and administrative costs.

The future minimum lease payments for the Company’s operating leases as of June 30, 2026, are as follows:

Fiscal Year	Operating Leases
2026	$62,280
2027	79,634
2028	47,912
2029	49,156
2030	50,436
Total future minimum lease payments	289,418
Less amount representing interest or imputed interest	23,230
Present value of lease liabilities	$266,188

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of June 30, 2026 and December 31, 2025, accounts payable amounted to $1.2 million and $0.8 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Payable for social security and withholding taxes	$160,935	$167,893
Accrued payroll	751,721	1,192,479
Accrued research and development	554,443	518,856
Accrued professional fees	388,750	370,662
Accrued other	54,906	13,645
Tax provision	69,689	43,089
Total other current liabilities	$1,980,444	$2,306,624

Accrued payroll refers to accruals for year-end bonuses, accrued vacation, overtime and other payroll-related accruals.

Tax provision refers to a tax payable due to the Spanish tax authorities related to taxable income generated in Spain.

10. Pension and Other Benefit Programs

Effective June 1, 2026, the Company amended its Swiss defined benefit pension plan and introduced a new supplementary defined contribution plan for employees with compensation above $168,233 (CHF 136,080). The amendment increased pensionable salary limits and added a pre-retirement death benefit for the broader employee population, reduced the pensionable salary cap for management (now covered above that threshold by the defined contribution plan), and increased the Company's contribution rate from 60% to 70% across both employee populations.

The Company determined this was a significant plan amendment under ASC 715 and performed an interim remeasurement as of June 1, 2026. The remeasurement resulted in a net prior service credit of approximately $48,379 (CHF 39,133), deferred in AOCI and amortized over the average remaining service period of active participants. The increase in the Company's share of employee savings contributions is recognized prospectively as service cost.

Net periodic pension costs related to the Company’s defined benefit pension plan refers only to Swiss employees and, for the three and six months ended June 30, 2026 and 2025, can be summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Component of net periodic pension costs:
Service cost	$27,927	$41,405	$55,368	$79,399
Interest cost	4,527	3,269	9,470	6,268
Expected return on plan assets	(3,516)	(3,368)	(7,395)	(6,458)
Amortization of losses	5	5,919	13	11,350
Amortization of prior service credit	(1,352)	(749)	(2,141)	(1,436)
Total	$27,591	$46,476	$55,315	$89,123

Employer contributions for the three and six months ended June 30, 2026 was $31 thousand and $57 thousand, respectively. The Company’s expected contributions for fiscal year 2026 are $115 thousand. Service cost is reported in general and administrative expenses. Certain other components of net periodic pension costs are reported in interest income, net in the Condensed Consolidated Statements of Operations.

The defined contribution plan is accounted for separately from the defined benefit plan, with contributions expensed as incurred and excluded from the net periodic pension cost table above.

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

Total future payments for the Company’s loan as of June 30, 2026 are as follows:

	Total	2026	2027	2028	2029
Loan	$343,686	$49,451	$98,902	$98,902	$96,430

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Assets
Cash equivalents:
Money market funds	$4,126,646	$—	$—
Total cash equivalents	4,126,646	—	—

Total financial assets	$4,126,646	$—	$—

December 31, 2025:
Assets
Cash equivalents:
Money market funds	$11,060,391	$—	$—
Total cash equivalents	11,060,391	—	—

Total financial assets	$11,060,391	$—	$—

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

As of June 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of June 30, 2026 and December 31, 2025, there were 43,340,501 and 42,073,807 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

Public offering July 2025

In July 2025, the Company completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds to the Company of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds to the Company of $6.0 million. As of December 31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds of $1.9 million. During the six months ended June 30, 2026, 1,250 public warrants were exercised resulting in the issuance of 1,250 shares of common stock and additional net proceeds of $2 thousand.

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

At the market offering

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program, the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended June 30, 2026, the Company sold an aggregate of 779,040 shares of common stock at an average selling price of $1.97 per share under the 2024 ATM Program, raising gross proceeds of $1.5 million, which included $46 thousand of sales commissions and $94 thousand of other offering expenses for net proceeds of $1.4 million. For the six months ended June 30, 2026, the Company sold an aggregate of 963,702 shares of common stock at an average selling price of $2.05 per share under the 2024 ATM Program, raising gross proceeds of $2 million, which included $59 thousand of sales commissions and $94 thousand of other offering expenses for net proceeds of $1.8 million. Since the inception of the 2024 ATM Program and as of June 30, 2026, the Company has sold an aggregate of 9,411,509 shares of common stock at an average selling price of $2.54 per share under the 2024 ATM Program, raising gross proceeds of $23.9 million, which included $0.7 million of sales commissions and $0.4 million of other offering expenses for net proceeds of $22.8 million.

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2026:

	Warrants	Warrants	Weighted Average
Expiration Date	Outstanding	Exercisable	Exercise Price
November 24, 2028	3,361,484	3,361,484	$2.75
June 17, 2029	106,914	106,914	1.69
July 17, 2030	1,799,254	1,799,254	1.71
Outstanding as of June 30, 2026	5,267,652	5,267,652	$2.37

The following table summarizes the Company’s warrants activity for the six months ended June 30, 2026:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2025	5,759,453	$2.31
Exercised:
Investor Warrants (a)	(1,250)	1.65
Agent Warrants (a)	(490,551)	1.69
Outstanding as of June 30, 2026	5,267,652	$2.37

(a)	In the six months ended June 30, 2026, 1,250 investor warrants and 490,551 placement agent warrants were exercised and resulted in net proceeds of $2 thousand. In connection with the cashless exercise of the placement agent warrants, 228,460 shares were issued and 262,091 shares were withheld to cover the warrants’ exercise price.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2025	3,531,980	$2.35	$3.64
Options granted	798,500	1.38	1.86
Options canceled/forfeited	(471,894)	1.95	3.25
Options outstanding as of June 30, 2026	3,858,586	$2.20	$3.32

As of June 30, 2026, unrecognized compensation costs associated with the stock options grants was $2.9 million and will be recognized over a period of 3.75 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 were as follows, presented on a weighted-average basis:

	Six Months Ended June 30
	2026	2025
Grant date fair value	$1.38	$1.63
Volatility	85%	80%
Expected term (years)	6.08	6.01
Risk-free interest rate	4.04%	4.06%
Expected dividend yield	—	—

The assumptions that cause the greatest variation in fair value in the Black-Scholes model are the volatility and expected term of exercise. Increases or decreases in either the volatility or expected term of exercise will cause the Black-Scholes option value to increase or decrease, respectively. Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the six months ended June 30, 2026:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2025	20,303	$4.19
Granted	70,000	2.08
Vested	(73,282)	2.17
Canceled/forfeited	(1,498)	4.13
Outstanding as of June 30, 2026	15,523	$4.21
Total unrecognized expense remaining	$46,240
Years unrecognized expense expected to be recognized over	0.75

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Research and development	$255,996	$311,342	$514,530	$579,310
General and administrative	310,053	210,677	455,029	362,213
Total stock-based compensation	$566,049	$522,019	$969,559	$941,523

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in antidilutive impacts:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Options to purchase common stock	3,975,916	4,243,920	3,680,587	3,878,422
RSUs	49,242	68,062	38,149	86,680
Warrants to purchase common stock	5,267,652	4,980,701	5,421,333	5,041,900

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

There were no receivables and payables as of June 30, 2026 and December 31, 2025 with Minoryx. There were no revenues or expenses for the six months ended June 30, 2026 and 2025 with Minoryx.

17. Commitments and Contingencies

Commitments:

As of June 30, 2026, the Company had research commitments for $2.4 million for activities that will be performed within one year.

Contingencies:

The Company records a liability when it is probable a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. When a loss is reasonably possible but not probable, or when the amount of a probable loss cannot be reasonably estimated, the Company discloses the nature of the contingency and, where estimable, the range of possible loss. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on the Company’s financial position, results of operations or liquidity. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

18. Subsequent Events

From July 1, 2026 through August 7, 2026, the Company has sold an aggregate of 300,229 shares of common stock through the 2024 ATM Program at an average selling price of $1.85 for total gross proceeds of $0.56 million, which included $17 thousand of sales commissions for net proceeds of $0.54 million.

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

Our clinical stage product candidate, GT-02287, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. Following the recent acceptance of "rexaceract" as the International Nonproprietary Name (INN) for GT-02287, all references made to GT-02287 within the program will transition to this established nonproprietary name. We have generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of rexaceract. In preclinical models of GBA1 Parkinson’s disease, rexaceract has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increasing dopamine levels, restoring locomotor and cognitive function, and reducing plasma-based neurodegeneration marker, neurofilament light chain (NfL), back to the level of control animals.

As of June 30, 2026, two clinical studies of rexaceract have been completed, and one is ongoing. Rexaceract was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of rexaceract in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of rexaceract at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of rexaceract for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of rexaceract. This study was completed in the third quarter of 2025.

In March 2025, we enrolled the first participant with Parkinson’s disease in our two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for rexaceract. In Part 1 of this study, participants dose daily with rexaceract for 90 days. In August 2025, we amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of rexaceract in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. Through September 2025 a total of 21 patients were enrolled in the Phase 1b. Samples of cerebrospinal fluid were taken at the initiation of dosing and at day 90 following completion of Part 1, and blood samples were taken at multiple timepoints. In November 2025 a total of 19 patients had completed Part 1 of the Phase 1b. Of the 19 patients who completed Part 1 of the Phase 1b, a total of 16 patients elected to continue on daily oral administration of rexaceract. We expect to complete Part 2 of the Phase 1b study in October 2026.

We continue to monitor the impacts on our operations and access to financing from; global and worsening macroeconomic conditions, such as the war in Ukraine, the recent conflict in Iran and the Middle East, global geopolitical tension, exchange rate fluctuations, supply chain disruptions, liquidity concerns and increases in commodity, energy and fuel prices.

Recent Developments

In January 2026, we released additional biomarker and clinical data from the Phase 1b study of rexaceract in Parkinson's disease. Participants with elevated baseline cerebrospinal fluid glucosylsphingosine demonstrated a reduction in levels following three months of treatment, and in the efficacy analysis they showed an improvement in combined MDS-UPDRS Part II and Part III scores compared to the rest of the participants. We hosted a virtual KOL event the same day featuring key opinion leaders to contextualize the results.

In March 2026, we presented new data on our lead candidate rexaceract at the AD/PD 2026 Conference in Copenhagen. In addition to the elevated baseline cerebrospinal fluid glucosylsphingosine that was associated with an improvement in combined MDS-UPDRS Part II and Part III scores following administration of rexaceract reported earlier, the new data showed those same participants also had a decrease in cerebrospinal fluid levels of DOPA decarboxylase (DDC), an enzyme responsible for synthesizing dopamine from its precursor L-DOPA, following rexaceract treatment. DDC is elevated in people with Parkinson’s disease, so a reduction could suggest a slowing of neurodegeneration. In the ongoing Phase 1b Parkinson's disease study, 16 of 19 participants elected to enter the nine-month extension, and an independent Data Monitoring Committee endorsed continuation without modification. We also unveiled preclinical data on a structurally distinct series of allosteric GCase modulators, led by GT-04686, now ready to advance into IND-enabling studies.

In June 2026, the U.S. Food and Drug Administration (“FDA”) authorized our Investigational New Drug (“IND”) application for rexaceract, allowing initiation of Phase 2 clinical development of rexaceract in Parkinson’s disease with or without a GBA1 mutation in the United States. Both the Phase 1a and Phase 1b studies of rexaceract were conducted in Australia. The planned Phase 2a study of oral rexaceract in treated and untreated participants with early Parkinson’s disease is expected to enroll participants across sites in the United States, Australia, and Europe. The initiation of the Phase 2a study is anticipated to occur during the third quarter of 2026.

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

In July 2025, we completed the public offering of 4,501,640 shares of our common stock and warrants to purchase 2,250,820 shares of our common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds of $6.0 million. As of December 31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds to us of $1.9 million. During the six months ended June 30, 2026, 1,250 public warrants were exercised resulting in the issuance of 1,250 shares of common stock and additional net proceeds to us of $2 thousand.

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

In September 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. We pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended June 30, 2026, we sold an aggregate of 779,040 shares of common stock at an average selling price of $1.97 per share under the 2024 ATM Program, for total gross proceeds of $1.5 million, which included $46 thousand of sales commissions and $94 thousand of other offering expenses for net proceeds of $1.4 million. For the six months ended June 30, 2026, we sold an aggregate of 963,702 shares of common stock at an average selling price of $2.05 per share under the 2024 ATM Program, for total gross proceeds of $2 million, which included $59 thousand of sales commissions and $94 thousand of other offering expenses for net proceeds of $1.8 million. As of June 30, 2026, we sold an aggregate of 9,411,509 shares of common stock at an average selling price of $2.54 per share under the 2024 ATM Program, for total gross proceeds of $23.9 million, which included $0.7 million of sales commissions and $0.4 million in other offering expenses for net proceeds of $22.8 million. From July 1, 2026 through August 7, 2026, we sold an aggregate of 300,229 shares of common stock through the 2024 ATM Program at an average selling price of $1.85 for total gross proceeds of $0.56 million, which included $17 thousand of sales commissions for net proceeds of $0.54 million.

From inception through June 30, 2026, we have raised an aggregate of $122 million of gross proceeds through equity financing, including the issuance of convertible preferred stock, our initial public offering, secondary offerings and previous sales under our ATM programs. We have outstanding warrants exercisable for an aggregate of 5.3 million shares of our common stock at a weighted-average exercise price per share of $2.37 through June 30, 2026 related to public and private offerings.

As of June 30, 2026, we had cash and cash equivalents of $13.1 million. We have incurred recurring losses and negative cash flows from operations since inception and as of June 30, 2026 and December 31, 2025, had an accumulated deficit of $111.6 million and $101.4 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $111.6 million and $101.4 million, respectively, and as of June 30, 2026, we had cash and cash equivalents of $13.1 million. During the three and six  months ended June 30, 2026, we incurred net losses of $4.7 million and $10.3 million, respectively. During the six months ended June 30, 2026, we incurred negative cash flows from operations of $9.4 million. Our current operating plan indicates that we will continue to incur losses from operations and negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the second quarter of 2027. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Strategic Transactions; Collaboration and Licensing Agreements

We routinely evaluate business development opportunities for the advancement of our lead program, rexaceract, our earlier stage pipeline, and our MagellanTM computational platform technology, including potential licensing, co-development, commercialization, and other strategic alternatives. These discussions may involve pharmaceutical companies, biotechnology companies, or other strategic partners.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including stock-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Preclinical activities, clinical activities and outside services	$1,224,330	$1,987,530	$(763,200)	$2,971,590	$3,443,572	$(471,982)
Personnel expenses	949,193	1,155,449	(206,256)	2,065,578	2,256,211	(190,633)
Other	139,585	155,823	(16,238)	341,889	225,789	116,100
Research grants	(174,904)	(539,830)	364,926	(477,513)	(909,589)	432,076
Total research and development expenses	$2,138,204	$2,758,973	$(620,769)	$4,901,544	$5,015,983	$(114,439)

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

Our primary research and development focus since inception has been the application of our Magellan™ platform to various indications and targets, and more recently the development of our clinical stage lead product candidate rexaceract for the treatment of Parkinson’s disease and other neurodegenerative diseases. As of June 30, 2026 our efforts have led to the advancement of rexaceract through Phase 1 testing and preparing to initiate Phase 2 clinical testing during third quarter of 2026.

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense, and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Operating expenses:
Research and development	$(2,138,204)	$(2,758,973)	$(620,769)	$(4,901,544)	$(5,015,983)	$(114,439)
General and administrative	(2,543,448)	(2,330,553)	212,895	(5,133,653)	(4,442,919)	690,734
Total operating expenses	(4,681,652)	(5,089,526)	(407,874)	(10,035,197)	(9,458,902)	576,295

Loss from operations	(4,681,652)	(5,089,526)	(407,874)	(10,035,197)	(9,458,902)	576,295

Other income (expense):
Interest income, net	61,062	42,568	18,494	154,114	82,981	71,133
Foreign exchange gain (loss), net	49,089	(620,924)	670,013	(116,084)	(721,510)	605,426
Loss before income tax	(4,571,501)	(5,667,882)	(1,096,381)	(9,997,167)	(10,097,431)	(100,264)

Income tax	(104,070)	(141,205)	(37,135)	(287,136)	(241,714)	45,422

Net loss	$(4,675,571)	$(5,809,087)	$(1,133,516)	$(10,284,303)	$(10,339,145)	$(54,842)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.19)	$(0.08)	$(0.24)	$(0.35)	$(0.11)
Weighted average common stock - basic and diluted	42,879,541	30,341,523		42,556,688	29,518,045

Comparison of the Three Months and Six Months Ended June 30, 2026 and 2025

Research and development expenses

Research and development expenses decreased by $0.6 million to $2.1 million for the three months ended June 30, 2026, as compared to $2.8 million for the three months ended June 30, 2025. Research and development expenses decreased by $0.1 million to $4.9 million for the six months ended June 30, 2026, as compared to $5.0 million for the six months ended June 30, 2025. The decrease in research and development expenses were primarily related to lower costs associated with our lead program compound rexaceract for the treatment of Parkinson’s Disease and optimization of the pipeline together with lower research and development personnel expenses, partially offset by the expiration of the grant awarded by Innosuisse under the Swiss Accelerator program in April 2026 and unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

General and administrative expenses

General and administrative expenses increased by $0.2 million to $2.5 million for the three months ended June 30, 2026, as compared to $2.3 million for the three months ended June 30, 2025. General and administrative expenses increased by $0.7 million to $5.1 million for the six months ended June 30, 2026, as compared to $4.4 million for the six months ended June 30, 2025. The increase in general and administrative expenses for the period were primarily attributable to higher professional fees, higher personnel costs, and unfavorable foreign exchange currency translation as the Swiss franc strengthened against the U.S. dollar.

Interest income, net

Interest income, net increased by $18 thousand to $61 thousand for the three months ended June 30, 2026, as compared to $43 thousand for the three months ended June 30, 2025. Interest income, net increased by $71 thousand to $154 thousand for the six months ended June 30, 2026, as compared to $83 thousand for the six months ended June 30, 2025. The increase was mainly attributable to interest income from a higher balance in our money market fund over the comparative periods.

Foreign exchange (loss) gain, net

Foreign exchange loss, net decreased by $670 thousand, resulting in a gain of $49 thousand for the three months ended June 30, 2026, as compared to a loss of $621 thousand for the three months ended June 30, 2025. Foreign exchange loss, net decreased by $605 thousand to $116 thousand for the six months ended June 30, 2026, as compared to $722 thousand for the six months ended June 30, 2025. The decrease was due to the unfavorable foreign currency exchange as the Swiss franc and Australian dollar strengthened against the U.S. dollar.

Income taxes

Income taxes were $104 thousand and $141 thousand for the three months ended June 30, 2026 and 2025, respectively. The decrease was mainly attributable to lower corporate taxes in Australia. Income taxes were $287 thousand and $242 thousand for the six months ended June 30, 2026 and 2025, respectively. The increase was mainly attributable to higher corporate taxes in Australia.

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

As of June 30, 2026 and December 31, 2025, we had $13.1 million and $20.8 million in cash and cash equivalents, respectively, and an accumulated deficit of $111.6 million and $101.4 million, respectively. We had indebtedness of $0.34 million and $0.40 million as of June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents available as of June 30, 2026 are expected to be sufficient to fund our anticipated operating and capital requirements into the second quarter of 2027 but will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Quarterly Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of June 30, 2026, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2026	2025
Cash used in operating activities	$(9,407,532)	$(8,920,509)
Cash provided by financing activities	1,770,383	4,863,760
Effect of exchange rate changes	(117,042)	369,605
Net decrease in cash, cash equivalents and restricted cash	$(7,754,191)	$(3,687,144)

Cash Flows from Operating Activities

Operating cash flow used during the six months ended June 30, 2026 increased compared to the prior-year period primarily due to a higher net loss (excluding non-cash items such as stock-based compensation and foreign currency transaction gains or losses) and changes in working capital. During the six months ended June 30, 2026 and 2025, we used

$9.4 million and $8.9 million of cash, respectively, in operating activities primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2026 and 2025, cash provided by financing activities was $1.8 million and $4.9 million, respectively, primarily due to net proceeds from the issuance of shares pursuant to the 2024 ATM Program.

Funding Requirements

Our primary use of cash is to fund our operating expenses, which consist of research and development and general and administrative expenditures. We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we advance our lead product candidates and other development programs through the clinical process. Accordingly, beyond our current cash balance and proceeds from the 2024 ATM Program, if any, we will require substantial additional funding to support our operations.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, stock-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 21, 2026, Andrew Schwartzberg filed a complaint (the “Original Complaint”) against the Company and Gene Mack in the United States District Court for the District of Delaware. The Original Complaint alleged that we and Mr. Mack failed to honor an alleged agreement to amend the exercise price of Mr. Schwartzberg’s outstanding warrants, which agreement the Original Complaint alleges was made to induce Mr. Schwartzberg’s further investment in the Company. We and Mr. Mack moved to dismiss the Original Complaint on March 31, 2026. In response to that dismissal motion, on April 14, 2026, Mr. Schwartzberg filed an amended complaint (the “Amended Complaint”) that asserts the following claims: (1) breach of contract against the Company; (2) fraudulent inducement against us and Mr. Mack; (3) promissory estoppel against us and Mr. Mack; and (4) breach of the implied covenant of good faith and fair dealing against the Company. The Amended Complaint seeks the following relief: (1) monetary damages in excess of $3.1 million; and (2) pre- and post-judgment interest. On April 28, 2026, we and Mr. Mack filed a motion to dismiss the Amended Complaint. That motion has been fully briefed and is pending adjudication by the Court. We and Mr. Mack intend to vigorously defend against the action.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

GAIN THERAPEUTICS, INC.
(Registrant)

August 11, 2026	By: /s/ Gene Mack
Date	Gene Mack
Chief Executive Officer
(Principal Executive Officer)

August 11, 2026	By: /s/ Gianluca Fuggetta
Date	Gianluca Fuggetta
Senior Vice President Finance
(Principal Financial Officer and Principal Accounting Officer)