Form 10-Q
period 2026-09-30
Gain Therapeutics, Inc.
filed 2026-11-10
CIK 1819411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, the registrant had 44,525,347 shares of common stock outstanding.

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

You should read this Quarterly Report with the understanding that such forward-looking statements involve known and unknown risks, expectations, uncertainties, assumptions, estimates and projections about our company and other important factors that could cause our actual results, performance or achievements, actual industry results, or other actual results or events to differ materially from historical results, from any plans, intentions, or expectations disclosed in such forward-looking statements or from any future results, performance, achievements or other events expressed, suggested or implied by such forward-looking statements. Therefore, you should not rely on any forward-looking information or statements as predictors of future results or events. Factors that could cause or contribute to such differences in results and events include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 26, 2026. The effect of these factors is difficult to predict. In addition, factors other than these could also adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results or events to differ materially from those contained in any forward-looking statements.

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

Item 1. Condensed Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11,697,570	$20,837,628
Tax credits	80,906	179,701
Prepaid expenses and other current assets	919,448	1,219,809
Total current assets	12,697,924	22,237,138

Noncurrent assets:
Property and equipment, net	40,324	74,916
Internal-use software, net	65,741	102,837
Operating lease right-of-use assets	367,562	334,090
Restricted cash	34,445	36,296
Long-term deposits and other noncurrent assets	25,891	33,698
Total noncurrent assets	533,963	581,837
Total assets	$13,231,887	$22,818,975

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$602,711	$825,027
Operating lease liabilities - current	152,796	119,876
Other current liabilities	1,493,754	2,306,624
Loans - current	119,656	100,869
Total current liabilities	2,368,917	3,352,396

Noncurrent liabilities:
Defined benefit pension plan	308,060	390,509
Operating lease liabilities - noncurrent	215,198	211,238
Loans - noncurrent	189,056	300,084
Total noncurrent liabilities	712,314	901,831
Total liabilities	$3,081,231	$4,254,227

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$—	$—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 44,324,134 and 42,073,807 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4,434	4,209
Additional paid-in capital	124,074,293	119,139,677
Accumulated other comprehensive income	872,647	776,869
Accumulated deficit	(114,800,718)	(101,356,007)
Total stockholders’ equity	10,150,656	18,564,748
Total liabilities and stockholders’ equity	$13,231,887	$22,818,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Operating expenses:
Research and development	$(1,421,798)	$(2,849,510)	$(6,323,342)	$(7,865,493)
General and administrative	(1,781,334)	(1,936,267)	(6,914,987)	(6,379,186)
Total operating expenses	(3,203,132)	(4,785,777)	(13,238,329)	(14,244,679)

Loss from operations	(3,203,132)	(4,785,777)	(13,238,329)	(14,244,679)

Other income (expense):
Interest income, net	41,963	78,074	196,077	161,055
Foreign exchange gain (loss), net	73,250	(27,382)	(42,834)	(748,892)
Loss before income tax	(3,087,919)	(4,735,085)	(13,085,086)	(14,832,516)

Income tax	(72,489)	(549,288)	(359,625)	(791,002)

Net loss	$(3,160,408)	$(5,284,373)	$(13,444,711)	$(15,623,518)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.15)	$(0.31)	$(0.50)
Weighted average common stock - basic and diluted	43,771,947	34,998,060	42,966,226	31,351,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net loss	$(3,160,408)	$(5,284,373)	$(13,444,711)	$(15,623,518)
Components of other comprehensive income (loss):
Changes in defined benefit pension plan obligation, net of tax	(4,305)	5,308	56,280	16,068
Foreign currency translation	(126,800)	(26,170)	39,498	794,702
Other comprehensive income, net of tax	(131,105)	(20,862)	95,778	810,770
Comprehensive loss	$(3,291,513)	$(5,305,235)	$(13,348,933)	$(14,812,748)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended September 30, 2026	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of June 30, 2026	43,340,501	$4,335	$121,924,254	$1,003,752	$(111,640,310)	$11,292,031
Issuance of shares in at-the-market ("ATM") offering (Note 13)	978,260	98	1,777,991	—	—	1,778,089
Stock-based compensation (Note 14)	5,373	1	372,048	—	—	372,049
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	(4,305)	—	(4,305)
Foreign currency translation	—	—	—	(126,800)	—	(126,800)
Net loss	—	—	—	—	(3,160,408)	(3,160,408)
Balance as of September 30, 2026	44,324,134	$4,434	$124,074,293	$872,647	$(114,800,718)	$10,150,656

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Nine Months Ended September 30, 2026	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2025	42,073,807	$4,209	$119,139,677	$776,869	$(101,356,007)	$18,564,748
Issuance of shares in ATM offering (Note 13)	1,941,962	194	3,597,037	—	—	3,597,231
Exercise of warrants (Note 13)	229,710	23	2,039	—	—	2,062
Stock-based compensation (Note 14)	78,655	8	1,335,540	—	—	1,335,548
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	56,280	—	56,280
Foreign currency translation	—	—	—	39,498	—	39,498
Net loss	—	—	—	—	(13,444,711)	(13,444,711)
Balance as of September 30, 2026	44,324,134	$4,434	$124,074,293	$872,647	$(114,800,718)	$10,150,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Three Months Ended September 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of June 30, 2025	30,771,321	$3,078	$94,642,942	$584,083	$(91,534,053)	$3,696,050
Issuance of shares and warrants in public offering (Note 13)	5,176,886	518	7,015,558	—	—	7,016,076
Exercise of warrants (Note 13)	25,300	3	41,742	—	—	41,745
Stock-based compensation (Note 14)	2,883	—	460,793	—	—	460,793
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	5,308	—	5,308
Foreign currency translation	—	—	—	(26,170)	—	(26,170)
Net loss	—	—	—	—	(5,284,373)	(5,284,373)
Balance as of September 30, 2025	35,976,390	$3,599	$102,161,036	$563,221	$(96,818,426)	$5,909,430

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Nine Months Ended September 30, 2025	Shares	Amounts	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	27,132,588	$2,713	$88,779,318	$(247,549)	$(81,194,908)	$7,339,574
Issuance of shares in ATM offering (Note 13)	2,512,062	251	4,909,989	—	—	4,910,240
Issuance of shares and warrants in public offering (Note 13)	5,176,886	518	7,015,558	—	—	7,016,076
Exercise of warrants (Note 13)	1,056,902	108	41,742	—	—	41,850
Stock-based compensation (Note 14)	97,952	9	1,414,429	—	—	1,414,438
Changes in defined benefit pension plan obligation (Note 10)	—	—	—	16,068	—	16,068
Foreign currency translation	—	—	—	794,702	—	794,702
Net loss	—	—	—	—	(15,623,518)	(15,623,518)
Balance as of September 30, 2025	35,976,390	$3,599	$102,161,036	$563,221	$(96,818,426)	$5,909,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(13,444,711)	$(15,623,518)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,724	65,805
Stock-based compensation expense	1,345,207	1,401,528
Other non-cash items	272,825	793,744

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	399,609	(386,545)
Long term deposits and other noncurrent assets	10,895	2,319
Accounts payable and other current liabilities	(1,030,579)	316,652
Defined benefit pension plan	(86,862)	(103,702)
Deferred grant income	11,173	(313,228)
Total changes in operating assets and liabilities	(695,764)	(484,504)
Cash used in operating activities	(12,454,719)	(13,846,945)

Cash flow from financing activities:
Net proceeds from issuance of shares in ATM offering (Note 13)	3,597,231	4,910,240
Net proceeds from issuance of shares and warrants in public offering (Note 13)	—	7,411,554
Net proceeds from the exercise of warrants (Note 13)	2,063	41,745
Payments of offering costs (Note 13)	—	(395,478)
Payments of current portion of long-term debt (Note 11)	(75,439)	(71,476)
Cash provided by financing activities	3,523,855	11,896,585
Effect of exchange rate changes	(211,045)	376,272
Net decrease in cash, cash equivalents and restricted cash	(9,141,909)	(1,574,088)
Cash, cash equivalents and restricted cash at beginning of period	20,873,924	10,417,558
Cash, cash equivalents and restricted cash at end of period	$11,732,015	$8,843,470

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

As of September 30, 2026, two clinical studies of rexaceract have been completed, and one is ongoing. Rexaceract was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of rexaceract in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of rexaceract at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of rexaceract for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of rexaceract. This study was completed in the third quarter of 2025.

In March 2025, the Company enrolled the first participant with Parkinson’s disease in its two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for rexaceract. In Part 1 of this study, participants dose daily with rexaceract for 90 days. In August 2025, the Company amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of rexaceract in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. The Company continues to present data from Part 1 throughout 2026 and expects to complete Part 2 of the Phase 1b study in the fourth quarter of 2026.

In June 2026, the Company received Investigational New Drug (IND) authorization from the FDA to commence a Phase 2 study of rexaceract in people with Parkinson's disease, anticipated to begin in the first quarter of 2027 across sites in the United States, Australia, and Europe. The authorization follows positive Phase 1 results in both healthy volunteers and Parkinson's disease patients demonstrating that rexaceract was well tolerated with biomarker and clinical evidence of activity. Following the observations from the Phase 1b, the Company is taking steps to amend the Phase 2 protocol to incorporate conclusions from the study as well as input from third-party consultants and potential partners. The Company expects to submit the protocol for approval during the fourth quarter of 2026 on track to initiate the study in the first quarter of 2027.

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

The interim condensed consolidated financial statements have been prepared on the same basis as applied for the audited annual consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026, the results of its operations and its statements of stockholders’ equity and its statements of cash flows for the periods ended September 30, 2026 and 2025.

The results for the periods ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report.

The accompanying interim condensed consolidated financial statements reflect the application of significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements. As of September 30, 2026, the Company’s significant accounting policies and estimates, which are detailed in the Annual Report, have not changed.

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

In accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company assessed that its existing cash and cash equivalents of $11.7 million as of September 30, 2026 will not be sufficient to fund its estimated operating and capital expenditures for a period of at least 12 months from the date these financial statements are issued. Because of the current liquidity situation and lack of expected revenues in the foreseeable future, substantial doubt exists about its ability to continue as a going concern. The Company will need to obtain additional capital and/or other funding in order to continue operations beyond the second quarter of 2027.

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

2. Summary of Significant Accounting Policies

Foreign Currency Translation and Transactions

The Company is incorporated in the United States of America and has operations in Switzerland, Spain and Australia. The functional currencies of the Company’s operations are the local currencies (USD in the United States, Swiss franc in Switzerland, euro in Spain and Australian dollar in Australia). Assets and liabilities reported in the Condensed Consolidated Balance Sheets are translated into USD (the currency in which these financial statements are presented) at the exchange rates applicable at the balance sheet dates and for the Condensed Consolidated Statements of Operations at the average exchange rates for the periods presented. Items representing the share capital and additional paid-in capital are presented at historical exchange rates. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into USD are excluded from the determination of net income and are recorded in accumulated other comprehensive income/(loss), a separate component of stockholders’ equity. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure. As of September 30, 2026 and December 31, 2025, accumulated currency translation adjustments recorded in accumulated other comprehensive income amounted to $927,949 and $888,451, respectively. For the three months ended September 30, 2026 and 2025, unrealized foreign exchange gain was $84,565 and $37,064, respectively. For the nine months ended September 30, 2026 and 2025, unrealized foreign exchange loss was $175,971 and $656,591, respectively.

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

Ordinary maintenance costs are entirely attributed to the Condensed Consolidated Statements of Operations in the year in which they are incurred. Extraordinary maintenance costs, the purpose of which is to extend the useful economic life of the asset, to technologically upgrade it and/or to increase its productivity or safety for the purposes of the economic productivity of the Company, are attributed to the asset to which they are related and are depreciated on the basis of its estimated useful economic life. Amortization of leasehold improvements is computed using the straight-line method based upon the terms of the applicable lease or estimated useful life of the improvements, whichever is lower.

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

Internal-use software, net consisted of the following:

	September 30,	December 31,
	2026	2025
Internal-use software	$289,941	$302,119
Less: accumulated amortization	(224,200)	(199,282)
Internal-use software, net	$65,741	$102,837

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally six years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. Amortization expense for the three months ended September 30, 2026 and 2025 was $12 thousand and $13 thousand, respectively, and for the nine months ended September 30, 2026 and 2025 was $37 thousand and $36 thousand, respectively.

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

Pension Obligations

The Company operates a defined benefit pension plan and defined contribution pension plans in accordance with local regulations and practices in the countries in which the Company operates. These plans are funded by regular contributions made by the Company and its employees. For the defined benefit pension plan, the liability recognized in the Condensed Consolidated Balance Sheets is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The overfunded or underfunded status of the defined benefit plan is calculated as the difference between plan assets and the projected benefit obligations. Estimates are used in determining the assumptions incorporated in the calculation of the pension obligations, which is supported by input from independent actuaries. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in the Condensed Consolidated Statements of Stockholders’ Equity under accumulated other comprehensive income (loss) and are charged or credited to income over the employees’ expected average remaining service period using the corridor amortization method. The measurement date used for the Company’s employees’ defined benefit plan is December 31. The Company remeasures the defined benefit obligation and plan assets on an interim basis when a plan amendment or other event is determined to be significant.

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

For the three months ended September 30, 2026 and 2025, income tax expense was $72 thousand and $549 thousand, respectively. For the nine months ended September 30, 2026 and 2025, income tax expense was $360 thousand and $791 thousand, respectively. The decrease was mainly attributable to lower corporate taxes in Australia.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in its assessment of fair value.

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

	Defined Benefit Pension Obligation	Foreign Currency Translation	Total
Balance as of December 31, 2025	$(111,582)	$888,451	$776,869
Other comprehensive income (loss) before reclassifications	14	220,850	220,864
Amounts reclassified from accumulated other comprehensive loss	(781)	—	(781)
Net period other comprehensive income (loss), net of tax	(767)	220,850	220,083
Balance as of March 31, 2026	(112,349)	1,109,301	996,952
Other comprehensive income (loss) before reclassifications	62,699	(54,552)	8,147
Amounts reclassified from accumulated other comprehensive loss	(1,347)	—	(1,347)
Net period other comprehensive income (loss), net of tax	61,352	(54,552)	6,800
Balance as of June 30, 2026	(50,997)	1,054,749	1,003,752
Other comprehensive income (loss) before reclassifications	(1,879)	(126,800)	(128,679)
Amounts reclassified from accumulated other comprehensive loss	(2,426)	—	(2,426)
Net period other comprehensive income (loss), net of tax	(4,305)	(126,800)	(131,105)
Balance as of September 30, 2026	$(55,302)	$927,949	$872,647

Net Loss per Share

Basic net loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period and shares issuable for little or no cash consideration upon resolution of any applicable contingency. The Company gives consideration to all potentially dilutive impacts, except where the effect of including such securities would be antidilutive. As of September 30, 2026 and December 31, 2025, common stock equivalents consisted of stock options, RSUs, and warrants. Because the Company has reported net losses since inception, these potential impacts would be antidilutive, and therefore common stock equivalents have been excluded from the computation, resulting in basic and diluted net loss per share being the same for all periods presented.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles–Goodwill and Other– Internal-Use Software (Subtopic 350-40). The ASU modernizes the accounting for software development by removing all references to prescriptive and sequential software development stages in favor of a probable-to-completion recognition threshold. The probable-to-completion recognition threshold requires two criteria be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively, retrospectively, or via a modified prospective transition method. The modified prospective transition approach would allow entities to account for an in-process project that, before the transition date, met the capitalization requirements but would no longer meet the requirements for capitalization under the ASU by derecognizing the capitalized costs for that in-process project through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating this new standard, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

In connection with the grant announced in May 2023, the Company recorded a reduction to research and development expenses of nil and $233 thousand during the three months ended September 30, 2026 and 2025, respectively, and $16 thousand and $736 thousand during the nine months ended September 30, 2026 and 2025, respectively. The Company recorded grant-related receivables of nil and $442 thousand as of September 30, 2026 and December 31, 2025, respectively.

In the second quarter of fiscal year 2023, the Company’s wholly owned subsidiary, Gain Therapeutics Australia started the Phase 1 Clinical Trial for its lead program in Parkinson’s disease in Australia. The Australian government sponsors the Research and Development Tax Incentive (“R&DTI”) program which offers a tax credit for companies conducting eligible research and development activities. The R&DTI program provides for a cash refund based on a percentage of eligible research and development activities undertaken in Australia by Gain Therapeutics Australia. The Company recorded a reduction to research and development expenses of $0.1 million and $0.5 million during the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.9 million during the nine months ended September 30, 2026 and 2025, respectively, related to the R&DTI program. The corresponding receivable was recorded within Other Current Assets (see Note 5).

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

Cash, cash equivalents and restricted cash are broken down as follows:

	September 30,	December 31,
	2026	2025
Cash	$7,744,715	$9,777,237
Money market	3,952,855	11,060,391
Total cash and cash equivalents	$11,697,570	$20,837,628
Restricted cash	$34,445	$36,296

Restricted cash refers to an amount required under the Company’s office lease agreement in Lugano, Switzerland and is deposited into a restricted bank account as a guarantee.

5. Tax Credits, Prepaid Expenses and Other Current Assets

Tax credits, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
Tax credits	$80,906	$179,701

Prepaid and deferred expenses	$360,627	$275,428
Prepaid research and development service agreements	158,041	243,796
Prepaid directors and officers (D&O) insurance costs	171,786	77,593
Research and development grant receivable, net	228,995	622,992
Total prepaid expenses and other current assets	$919,448	$1,219,809

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

The research and development grant receivable, net of income tax payable, relates to a tax credit for eligible research and development costs incurred under the R&DTI program. As of December 31, 2025, the balance also included a receivable related to the research grant awarded by Innosuisse under the Swiss Accelerator program, which was closed during the second quarter of 2026. Refer to Note 3 for further discussion.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
Computer	$110,323	$110,949
Furniture and fixtures	62,840	66,429
Leasehold improvements	34,399	36,098
Laboratory instruments	—	45,205
Total property and equipment	207,563	258,681
Less: accumulated depreciation	(167,238)	(183,765)
Property and equipment, net	$40,324	$74,916

During the three months ended September 30, 2026, the Company had no disposals or impairments. During the nine months ended September 30, 2026, the Company disposed of laboratory equipment with a remaining net book value of $12 thousand. No disposals or impairments occurred during the three and nine months ended September 30, 2025. Depreciation has been calculated based on the assets’ estimated economic lives by taking into consideration the use, purpose and financial-technical duration of the assets. Depreciation expense for the three months ended September 30, 2026 and 2025 was $7 thousand and $10 thousand, respectively, and for the nine months ended September 30, 2026 and 2025 was $31 thousand and $29 thousand, respectively.

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

The operating lease expenses are reported as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Research and development	$21,310	$37,795	$64,874	$108,382
General and administrative	15,717	9,989	36,026	28,563
Total operating lease costs	$37,026	$47,784	$100,900	$136,945

For the three months ended September 30, 2026 and 2025, the Company incurred short-term lease expense of $12 thousand and $18 thousand, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred short-term lease expense of $71 thousand and $53 thousand, respectively. This expense was recognized on a straight-line basis and reported within general and administrative costs.

The future minimum lease payments for the Company’s operating leases as of September 30, 2026, are as follows:

Fiscal Year	Operating Leases
2026	$47,669
2027	147,694
2028	100,722
2029	48,790
2030	50,060
Total future minimum lease payments	394,934
Less amount representing interest or imputed interest	26,940
Present value of lease liabilities	$367,994

8. Accounts Payable

Accounts payable refer to amounts due to third parties on outstanding invoices received for services already provided. As of September 30, 2026 and December 31, 2025, accounts payable amounted to $0.6 million and $0.8 million, respectively. All accounts payable are due in less than 12 months.

9. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Payable for social security and withholding taxes	$137,450	$167,893
Accrued payroll	815,972	1,192,479
Accrued research and development	116,634	518,856
Accrued professional fees	356,382	370,662
Accrued other	23,183	13,645
Tax provision	44,132	43,089
Total other current liabilities	$1,493,754	$2,306,624

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

Net periodic pension costs related to the Company’s defined benefit pension plan refers only to Swiss employees and, for the three and nine months ended September 30, 2026 and 2025, can be summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Component of net periodic pension costs:
Service cost	$28,604	$42,699	$83,972	$122,098
Interest cost	3,680	3,371	13,150	9,639
Expected return on plan assets	(2,785)	(3,473)	(10,180)	(9,932)
Amortization of losses	—	6,104	13	17,454
Amortization of prior service credit	(2,426)	(772)	(4,567)	(2,209)
Total	$27,073	$47,929	$82,387	$137,050

Employer contributions for the three and nine months ended September 30, 2026 were $30 thousand and $87 thousand, respectively. The Company’s expected contributions for fiscal year 2026 are $116 thousand. Service cost is reported in general and administrative expenses. Certain other components of net periodic pension costs are reported in interest income, net in the Condensed Consolidated Statements of Operations.

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

Total future payments for the Company’s loan as of September 30, 2026 are as follows:

	Total	2026	2027	2028	2029
Loan	$308,712	$23,930	$95,725	$95,725	$93,332

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

	Fair value measurement at reporting date using
	Quoted prices in active market for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Assets
Cash equivalents:
Money market funds	$3,952,855	$—	$—
Total cash equivalents	3,952,855	—	—

Total financial assets	$3,952,855	$—	$—

December 31, 2025:
Assets
Cash equivalents:
Money market funds	$11,060,391	$—	$—
Total cash equivalents	11,060,391	—	—

Total financial assets	$11,060,391	$—	$—

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

As of September 30, 2026 and December 31, 2025, the authorized capital stock of the Company included 100,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. As of September 30, 2026 and December 31, 2025, there were 44,324,134 and 42,073,807 shares of common stock, respectively, $0.0001 par value, issued and outstanding.

Public offering July 2025

In July 2025, the Company completed the public offering of 4,501,640 shares of its common stock and warrants to purchase 2,250,820 shares of its common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds to the Company of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds to the Company of $6.0 million. As of December 31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds of $1.9 million. During the nine months ended September 30, 2026, 1,250 public warrants were exercised resulting in the issuance of 1,250 shares of common stock and additional net proceeds of $2 thousand.

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

At the market offering

In September 2024, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program, the Company may offer and sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. The Company will pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended September 30, 2026, the Company sold an aggregate of 978,260 shares of common stock at an average selling price of $1.88 per share under the 2024 ATM Program, raising gross proceeds of $1.8 million, which included $55 thousand of sales commissions and $9 thousand of other offering expenses for net proceeds of $1.8 million. For the nine months ended September 30, 2026, the Company sold an aggregate of 1,941,962 shares of common stock at an average selling price of $1.96 per share under the 2024 ATM Program, raising gross proceeds of $3.8 million, which included $114 thousand of sales commissions and $103 thousand of other offering expenses for net proceeds of $3.6 million. Since the inception of the 2024 ATM Program and as of September 30, 2026,

the Company has sold an aggregate of 10,389,769 shares of common stock at an average selling price of $2.48 per share under the 2024 ATM Program, raising gross proceeds of $25.7 million, which includes $0.7 million of sales commissions and $0.4 million of other offering expenses for net proceeds of $24.6 million.

Warrants

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2026:

	Warrants	Warrants	Weighted Average
Expiration Date	Outstanding	Exercisable	Exercise Price
November 24, 2028	3,361,484	3,361,484	$2.75
June 17, 2029	106,914	106,914	1.69
July 17, 2030	1,799,254	1,799,254	1.71
Outstanding as of September 30, 2026	5,267,652	5,267,652	$2.37

The following table summarizes the Company’s warrants activity for the nine months ended September 30, 2026:

		Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2025	5,759,453	$2.31
Exercised:
Investor Warrants (a)	(1,250)	1.65
Agent Warrants (a)	(490,551)	1.69
Outstanding as of September 30, 2026	5,267,652	$2.37

(a)	In the nine months ended September 30, 2026, 1,250 investor warrants and 490,551 placement agent warrants were exercised and resulted in net proceeds of $2 thousand. In connection with the cashless exercise of the placement agent warrants, 228,460 shares were issued and 262,091 shares were withheld to cover the warrants’ exercise price.

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

Stock Option Grants

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

		Weighted Average
		Grant Date	Weighted Average
	Shares	Fair Value	Exercise Price
Options outstanding as of December 31, 2025	3,531,980	$2.35	$3.64
Options granted	948,500	1.35	1.83
Options canceled/forfeited	(845,106)	2.05	3.26
Options outstanding as of September 30, 2026	3,635,374	$2.15	$3.25

As of September 30, 2026, unrecognized compensation costs associated with the stock option grants were $2.5 million and will be recognized over a period of 3.5 years.

The assumptions that the Company used to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30
	2026	2025
Grant date fair value	$1.35	$1.63
Volatility	85%	80%
Expected term (years)	5.95	6.01
Risk-free interest rate	4.06%	4.06%
Expected dividend yield	—	—

The assumptions that cause the greatest variation in fair value in the Black-Scholes model are the volatility and expected term of exercise. Increases or decreases in either the volatility or expected term of exercise will cause the Black-Scholes option value to increase or decrease, respectively. Each of these inputs is subjective and generally requires significant judgment to determine.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity for the nine months ended September 30, 2026:

		Weighted Average
		Grant Date Fair
	Numbers of Shares	Value per Share
Outstanding as of December 31, 2025	20,303	$4.19
Granted	70,000	2.08
Vested	(78,655)	2.31
Canceled/forfeited	(4,148)	4.18
Outstanding as of September 30, 2026	7,500	$4.24
Total unrecognized expense remaining	$30,356
Years unrecognized expense expected to be recognized over	0.50

Options and RSUs do not have voting rights and the underlying shares are not considered issued and outstanding.

The total stock-based compensation expense for stock options and RSUs, granted to employees and non-employees, has been reported in the Company’s Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Research and development	$200,738	$272,826	$715,267	$852,137
General and administrative	174,911	187,178	629,940	549,391
Total stock-based compensation	$375,649	$460,005	$1,345,207	$1,401,528

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

The following table sets forth the outstanding weighted-average potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would have resulted in antidilutive impacts:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Options to purchase common stock	3,967,604	4,335,241	3,777,311	4,031,255
RSUs	11,172	28,277	29,058	67,141
Warrants to purchase common stock	5,267,652	7,127,901	5,369,543	5,739,790

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

There were no receivables and payables as of September 30, 2026 and December 31, 2025 with Minoryx. There were no revenues or expenses for the nine months ended September 30, 2026 and 2025 with Minoryx.

17. Commitments and Contingencies

Commitments:

As of September 30, 2026, the Company had research commitments for $1.9 million for activities that will be performed within one year.

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

18. Subsequent Events

On October 1, 2026, the Company issued a press release announcing the presentation of clinical outcomes data from its Phase 1b study, which the Company believes support the disease-modifying potential of rexaceract in Parkinson’s disease.

From October 1, 2026 through November 6, 2026, the Company has sold an aggregate of 205,579 shares of common stock through the 2024 ATM Program at an average selling price of $1.58 for total gross proceeds of $0.33 million, which included $10 thousand of sales commissions for net proceeds of $0.32 million.

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

Overview

We are a biotechnology company developing novel small molecule therapeutics to treat diseases across several therapeutic areas, including central nervous system (“CNS”) disorders, lysosomal storage disorders (“LSDs”) and metabolic disorders through molecular chaperoning to stabilize misfolded proteins and increase their activity, as well as other diseases that can be targeted through protein inactivation or modulation, such as oncology. We use our computational target and drug discovery platform, Magellan™, to discover novel allosteric binding sites on proteins implicated in a disease and to identify proprietary small molecules that bind these sites to modulate protein function and treat the underlying cause of the disease. We believe that Magellan™ is uniquely suited to identify allosteric binding sites on the protein surface, which are different from the active (or orthosteric) binding site where the natural ligand of the protein binds. Targeting an allosteric binding site instead of the active binding site of a protein provides numerous advantages, including: the ability to regulate proteins implicated in disease through several different mechanisms of action covering both functional and conformational effects, including stabilization, destabilization, targeted degradation, allosteric inhibition, and allosteric activation of the targeted protein; improved specificity of small molecules because binding to an allosteric binding site is non-competitive with the natural substrate that binds to the active binding site; and the ability to identify small molecules with more favorable drug-like properties. We have used our drug discovery platform to identify novel allosteric sites and small molecules for all of our pipeline programs. We plan to continue to advance our existing research programs and initiate additional programs targeting allosteric binding sites identified with the Magellan™ platform in various therapeutic areas through academic partnerships, co-development and licensing arrangements.

Our clinical stage product candidate, rexaceract, is being developed for the treatment of Parkinson’s disease with and without GBA1 mutations. We have generated an extensive preclinical data package providing evidence of the mechanism of action, in vivo pharmacology, and safety of rexaceract. In preclinical models of GBA1 Parkinson’s disease, rexaceract has been shown to restore glucocerebrosidase, or GCase, function in the lysosome, reduce toxic lipid substrates and toxic forms of alpha-synuclein, reduce endoplasmic reticulum stress, improve mitochondrial health and overall survival of dopaminergic neurons, increase dopamine levels, restore locomotor and cognitive function, and reduce the levels of plasma-based neurodegeneration marker neurofilament light chain (NfL) to those of the control animals.

As of September 30, 2026, two clinical studies of rexaceract have been completed, and one is ongoing. Rexaceract was initially characterized in a first-in-human Phase 1a clinical study to assess the safety, tolerability, pharmacokinetics, and food effect of rexaceract in healthy participants. The study design included a single ascending dose part during which the study participants received one dose of rexaceract at different dose levels, and a multiple ascending dose part during which the study participants received one daily dose of rexaceract for 14 days at different dose levels. The Phase 1a study started in September 2023 and was completed in July 2024 and the quality assurance audited interim report was finalized in the third quarter of 2024. In the second quarter of 2025, a Phase 1 relative bioavailability study in healthy volunteers was initiated. The purpose of this study was to compare two oral formulations of rexaceract. This study was completed in the third quarter of 2025.

In March 2025, we enrolled the first participant with Parkinson’s disease in our two-part Phase 1b safety and tolerability study to further evaluate the safety, tolerability and biomarker evidence of activity for rexaceract. In Part 1 of this study, participants dose daily with rexaceract for 90 days. In August 2025, we amended the Phase 1b clinical study to include an additional nine (9) months of daily oral administration of rexaceract in the optional Part 2 of the Phase 1b. Participants enrolled in the Phase 1b are also followed for clinical signs of worsening or improvement. Through September 2025 a total of 21 patients were enrolled in the Phase 1b. Samples of cerebrospinal fluid were taken at the initiation of dosing and at day 90 following completion of Part 1, and blood samples were taken at multiple timepoints. In November 2025 a total of 19 patients had completed Part 1 of the Phase 1b. Of the 19 patients who completed Part 1 of the Phase 1b, a total of 16 patients elected to continue on daily oral administration of rexaceract. We expect to complete Part 2 of the Phase 1b study in the fourth quarter of 2026.

In June 2026, we received Investigational New Drug (IND) authorization from the FDA to commence a Phase 2 study of rexaceract in people with Parkinson's disease, anticipated to begin in the first quarter of 2027 across sites in the United States, Australia, and Europe. The authorization follows positive Phase 1 results in both healthy volunteers and Parkinson's disease patients demonstrating that rexaceract was well tolerated with biomarker and clinical evidence of activity. Following the observations from the Phase 1b, we are taking steps to amend the Phase 2 protocol to incorporate conclusions from the study, as well as input from third-party consultants and potential partners. We expect to submit the protocol for approval during the fourth quarter of 2026 on track to initiate the study in the first quarter of 2027.

We continue to monitor the impacts on our operations and access to financing from: global and worsening macroeconomic conditions, such as the war in Ukraine, the conflict in Iran and the Middle East, global geopolitical tension, exchange rate fluctuations, supply chain disruptions, liquidity concerns and increases in commodity, energy and fuel prices.

Recent Developments

In June 2026, the U.S. Food and Drug Administration (“FDA”) authorized our Investigational New Drug (“IND”) application for rexaceract, allowing initiation of Phase 2 clinical development of rexaceract in Parkinson’s disease with or without a GBA1 mutation in the United States. Both the Phase 1a and Phase 1b studies of rexaceract were conducted in Australia. The planned Phase 2a study of oral rexaceract in treated and untreated participants with early Parkinson’s disease is expected to enroll participants across sites in the United States, Australia, and Europe. The initiation of the Phase 2a study is anticipated to occur during the first quarter of 2027.

In November 2025, a total of 19 patients had completed Part 1 of the Phase 1b study. Of the 19 patients who completed Part 1 of the Phase 1b study, a total of 16 patients elected to continue on daily oral administration of rexaceract. We expect to complete Part 2 of the Phase 1b study in the fourth quarter of 2026 when 15 of the 16 patients will complete their last study visit. One patient did not complete Part 2 for reasons unrelated to the study drug. In October 2026, we presented clinical outcomes data for 13 evaluable patients from our Phase 1b study at the International Congress of Parkinson’s Disease and Movement Disorders, in Seoul, Korea. The presentation detailed long-term open-label extension (OLE) data from the Phase 1b clinical study of rexaceract showing stabilization of MDS-UPDRS Part II and III scores over 360 days (12 months) of dosing, with no progression of Parkinson’s disease motor symptoms, supporting the disease-modifying hypothesis that underpins our development strategy for the daily administration of our oral small molecule compound in Parkinson’s disease (PD). Further, we observed a correlation between the reduction or stabilization of baseline cerebrospinal fluid concentration of glucosylsphingosine associated with administration of rexaceract and reduction or stabilization in MDS-UPDRS Part II and III scores, which we believe provides further evidence of disease modification.

Financial Condition

Since our inception in 2017, we have devoted substantially all of our resources to identifying and developing next-generation brain-penetrant allosteric small molecules for the treatment of devastating diseases with high unmet medical needs using our Magellan™ platform. Our operations have consisted primarily of expanding our operations, securing financing, performing research, conducting preclinical and clinical studies and developing and securing our in-licensed technology. To date, we do not have any product candidates approved for sale and have not generated any revenue from product sales, and as a result, we face risks associated with early-stage biotechnology companies whose product candidates are in development. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect our research and development expenses to remain significant and to increase to support progress in our research and development activities. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. These efforts require significant amounts of additional capital for us to complete our research and development programs, achieve our research and development objectives, defend our intellectual property rights, and recruit and retain skilled personnel, and key members of management. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

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

In July 2025, we completed the public offering of 4,501,640 shares of our common stock and warrants to purchase 2,250,820 shares of our common stock. The warrants were offered and sold at a rate of one warrant for every two shares of common stock purchased. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $3.11, yielding an effective price of $1.55 per share and $0.01 per warrant. Each warrant has an exercise price of $1.65 per share of common stock and was immediately exercisable on the date of issuance. The public offering resulted in gross proceeds of $7.0 million, which included $1.0 million in offering expenses, such as underwriter fees and legal, audit, and advisory costs, for net proceeds of $6.0 million. As of December

31, 2025, 1,146,821 public warrants were exercised resulting in the issuance of 1,146,821 shares of common stock and net proceeds to us of $1.9 million. During the nine months ended September 30, 2026, 1,250 public warrants were exercised resulting in the issuance of 1,250 shares of common stock and additional net proceeds to us of $2 thousand.

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

In September 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Oppenheimer & Co. Inc., serving as agent (“Oppenheimer”) with respect to an at-the-market (“ATM”) offering program (the “2024 ATM Program”). Under the 2024 ATM Program we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million. We pay Oppenheimer a commission equal to 3.0% of the gross sales proceeds of any shares sold through Oppenheimer under the Distribution Agreement. For the three months ended September 30, 2026, we sold an aggregate of 978,260 shares of common stock at an average selling price of $1.88 per share under the 2024 ATM Program, for total gross proceeds of $1.8 million, which included $55 thousand of sales commissions and $9 thousand of other offering expenses for net proceeds of $1.8 million. For the nine months ended September 30, 2026, we sold an aggregate of 1,941,962 shares of common stock at an average selling price of $1.96 per share under the 2024 ATM Program, for total gross proceeds of $3.8 million, which included $114 thousand of sales commissions and $103 thousand of other offering expenses for net proceeds of $3.6 million. As of September 30, 2026, we sold an aggregate of 10,389,769 shares of common stock at an average selling price of $2.48 per share under the 2024 ATM Program, for total gross proceeds of $25.7 million, which included $0.7 million of sales commissions and $0.4 million in other offering expenses for net proceeds of $24.6 million. From October 1, 2026 through November 6, 2026, we sold an aggregate of 205,579 shares of common stock through the 2024 ATM Program at an average selling price of $1.58 for total gross proceeds of $0.33 million, which includes $10 thousand of sales commissions for net proceeds of $0.32 million.

From inception through September 30, 2026, we have raised an aggregate of $123 million of gross proceeds through equity financing, including the issuance of convertible preferred stock, our initial public offering, secondary offerings and previous sales under our ATM programs. We have outstanding warrants exercisable for an aggregate of 5.3 million shares of our common stock at a weighted-average exercise price per share of $2.37 through September 30, 2026 related to public and private offerings.

As of September 30, 2026, we had cash and cash equivalents of $11.7 million. We have incurred recurring losses and negative cash flows from operations since inception and as of September 30, 2026 and December 31, 2025, had an accumulated deficit of $114.8 million and $101.4 million, respectively. We anticipate incurring additional losses until such time, if ever, that we can generate sales of our product candidates currently in development. We have not generated any product revenues and have not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, we will need significant additional financing to fund our operations and to develop our product candidates. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our pipeline, management may need to curtail our development efforts and planned operations to conserve cash.

Going Concern

As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $114.8 million and $101.4 million, respectively, and as of September 30, 2026, we had cash and cash equivalents of $11.7 million. During the three and nine months ended September 30, 2026, we incurred net losses of $3.2 million and $13.4 million, respectively. During the nine months ended September 30, 2026, we incurred negative cash flows from operations of $12.5 million. Our current operating plan indicates that we will continue to incur losses from operations and negative cash flows from operating activities. Our projected cash outflows for the upcoming periods raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the second quarter of 2027. We plan to address our liquidity needs by taking steps to improve our operations and cash position, including identifying access to future capital and potential cost-reduction measures.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

●	expenses incurred under collaborations with third parties, including contract research organizations (“CROs”) and universities, that conduct research, preclinical and clinical studies, such as in-vitro and in-vivo absorption, distribution, metabolism and excretion (“ADME”), cell model studies, in-vivo pharmacology and pharmacokinetic studies, toxicology studies and chemical synthesis, stability studies, manufacturing and control materials, process characterization, scale-up and transfer, clinical trial expenses, on our behalf;
●	employee salaries, benefits and other related costs, including stock-based compensation expenses, for employees engaged in research and development functions and overhead allocations consisting of various support and facilities-related expenses, which include rent, utilities and maintenance of our facilities, depreciation, travel and conference expenses;
●	fees paid to consultants who assist with research and development activities and related travel expenses; and
●	the cost of sponsored research, which includes laboratory materials and supplies, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical studies.

The following table provides a breakdown of our research and development expenses by major category:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Preclinical activities, clinical activities and outside services	$735,866	$2,351,668	$(1,615,802)	$3,707,455	$5,795,239	$(2,087,784)
Personnel expenses	732,670	1,047,650	(314,980)	2,798,249	3,303,860	(505,611)
Other	60,151	184,295	(124,144)	402,040	410,085	(8,045)
Research grants	(106,889)	(734,103)	627,214	(584,402)	(1,643,691)	1,059,289
Total research and development expenses	$1,421,798	$2,849,510	$(1,427,712)	$6,323,342	$7,865,493	$(1,542,151)

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

Our primary research and development focus since inception has been the application of our Magellan™ platform to various indications and targets, and more recently the development of our clinical stage lead product candidate rexaceract for the treatment of Parkinson’s disease and other neurodegenerative diseases. As of September 30, 2026 our efforts have led to the advancement of rexaceract through Phase 1 testing and into our preparations to initiate Phase 2 clinical testing during the first quarter of 2027.

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

Other Financial Income (Expense)

Other financial income (expense) consists of interest income, interest expense, and foreign exchange gain or loss, net.

Consolidated Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
Operating expenses:
Research and development	$(1,421,798)	$(2,849,510)	$(1,427,712)	$(6,323,342)	$(7,865,493)	$(1,542,151)
General and administrative	(1,781,334)	(1,936,267)	(154,933)	(6,914,987)	(6,379,186)	535,801
Total operating expenses	(3,203,132)	(4,785,777)	(1,582,645)	(13,238,329)	(14,244,679)	(1,006,350)

Loss from operations	(3,203,132)	(4,785,777)	(1,582,645)	(13,238,329)	(14,244,679)	(1,006,350)

Other income (expense):
Interest income, net	41,963	78,074	(36,111)	196,077	161,055	35,022
Foreign exchange gain (loss), net	73,250	(27,382)	100,632	(42,834)	(748,892)	706,058
Loss before income tax	(3,087,919)	(4,735,085)	(1,647,166)	(13,085,086)	(14,832,516)	(1,747,430)

Income tax	(72,489)	(549,288)	(476,799)	(359,625)	(791,002)	(431,377)

Net loss	$(3,160,408)	$(5,284,373)	$(2,123,965)	$(13,444,711)	$(15,623,518)	$(2,178,807)

Net loss per share:
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.15)	$(0.08)	$(0.31)	$(0.50)	$(0.19)
Weighted average common stock - basic and diluted	43,771,947	34,998,060		42,966,226	31,351,432

Comparison of the Three Months and Nine Months Ended September 30, 2026 and 2025

Research and development expenses

Research and development expenses decreased by $1.4 million to $1.4 million for the three months ended September 30, 2026, as compared to $2.8 million for the three months ended September 30, 2025. The decrease in research and development expenses was primarily related to lower costs associated with our lead program compound rexaceract for the treatment of Parkinson’s Disease and optimization of the pipeline together with lower research and development personnel expenses, partially offset by the expiration of the grant awarded by Innosuisse under the Swiss Accelerator program in April 2026. Research and development expenses decreased by $1.5 million to $6.3 million for the nine months ended September 30, 2026, as compared to $7.9 million for the nine months ended September 30, 2025. The decrease in research and development expenses was primarily related to lower costs associated with our lead program compound rexaceract for the treatment of Parkinson’s Disease and optimization of the pipeline together with lower research and development personnel expenses, partially offset by the expiration of the grant awarded by Innosuisse under the Swiss Accelerator program in April 2026 and unfavorable foreign exchange currency translation as the Swiss franc and Australian dollar strengthened against the U.S. dollar compared to the prior period.

General and administrative expenses

General and administrative expenses decreased by $0.1 million to $1.8 million for the three months ended September 30, 2026, as compared to $1.9 million for the three months ended September 30, 2025. The decrease in general and administrative expenses for the period was primarily attributable to lower professional fees and personnel costs. General and administrative expenses increased by $0.5 million to $6.9 million for the nine months ended September 30, 2026, as compared to $6.4 million for the nine months ended September 30, 2025. The increase in general and administrative expenses for the period was primarily attributable to higher professional fees, higher personnel costs, and unfavorable foreign exchange currency translation as the Swiss franc strengthened against the U.S. dollar compared to the prior period.

Interest income, net

Interest income, net decreased by $36 thousand to $42 thousand for the three months ended September 30, 2026, as compared to $78 thousand for the three months ended September 30, 2025. The decrease was mainly attributable to lower interest income resulting from a lower balance in our money market fund over the comparative periods. Interest income, net increased by $35 thousand to $196 thousand for the nine months ended September 30, 2026, as compared to $161 thousand for the nine months ended September 30, 2025. The increase was mainly attributable to interest income from a higher average balance in our money market fund over the comparative periods.

Foreign exchange gain (loss), net

Foreign exchange loss, net decreased by $101 thousand, resulting in a gain of $73 thousand for the three months ended September 30, 2026, as compared to a loss of $27 thousand for the three months ended September 30, 2025. Foreign exchange loss, net decreased by $706 thousand to $43 thousand for the nine months ended September 30, 2026, as compared to $749 thousand for the nine months ended September 30, 2025. The decrease was primarily due to the weakening of the Swiss franc against the U.S. dollar in 2026, compared to its strengthening in 2025.

Income taxes

Income taxes were $72 thousand and $549 thousand for the three months ended September 30, 2026 and 2025, respectively. Income taxes were $360 thousand and $791 thousand for the nine months ended September 30, 2026 and 2025, respectively. The decrease was mainly attributable to lower corporate taxes in Australia.

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

As of September 30, 2026 and December 31, 2025, we had $11.7 million and $20.8 million in cash and cash equivalents, respectively, and an accumulated deficit of $114.8 million and $101.4 million, respectively. We had indebtedness of $0.3 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents available as of September 30, 2026 are expected to be sufficient to fund our anticipated operating and capital requirements into the second quarter of 2027 but will not be sufficient to finance our operations for one year from the issuance of the financial statements included in this Quarterly Report. Therefore, we have reported that there is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

Until such time, if ever, as we can generate substantial product revenues to support our business and corporate strategy, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or private party grants, collaborations, strategic alliances, and licensing arrangements. As of September 30, 2026, we did not maintain any lines of credit or equity capital committed for funding with the exception of the 2024 ATM Program.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2026	2025
Cash used in operating activities	$(12,454,719)	$(13,846,945)
Cash provided by financing activities	3,523,855	11,896,585
Effect of exchange rate changes	(211,045)	376,272
Net decrease in cash, cash equivalents and restricted cash	$(9,141,909)	$(1,574,088)

Cash Flows from Operating Activities

Operating cash flow used during the nine months ended September 30, 2026 decreased compared to the prior-year period primarily due to a lower net loss (excluding non-cash items such as stock-based compensation and foreign currency transaction gains or losses) and changes in working capital. During the nine months ended September 30, 2026 and 2025, we used $12.5 million and $13.8 million of cash, respectively, in operating activities primarily to fund our operations related to the development of our pipeline and product candidates as well as related general and administrative support activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026 and 2025, cash provided by financing activities was $3.5 million and $12.0 million, respectively, primarily due to lower net proceeds from the issuance of shares pursuant to the 2024 ATM Program and the absence of a public offering in 2026, as compared to a public offering completed in 2025.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, defined benefit pension liability, stock-based compensation and recognition of research grants. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” of our Annual Report and Item 1 of Part I, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” of this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 21, 2026, Andrew Schwartzberg filed a complaint (the “Original Complaint”) against the Company and Gene Mack in the United States District Court for the District of Delaware. The Original Complaint alleged that we and Mr. Mack failed to honor an alleged agreement to amend the exercise price of Mr. Schwartzberg’s outstanding warrants, which agreement the Original Complaint alleges was made to induce Mr. Schwartzberg’s further investment in the Company. We and Mr. Mack moved to dismiss the Original Complaint on March 31, 2026. In response to that dismissal motion, on April 14, 2026, Mr. Schwartzberg filed an amended complaint (the “Amended Complaint”) that asserts the following claims: (1) breach of contract against the Company; (2) fraudulent inducement against us and Mr. Mack; (3) promissory estoppel against us and Mr. Mack; and (4) breach of the implied covenant of good faith and fair dealing against the Company. The Amended Complaint seeks the following relief: (1) monetary damages in excess of $3.1 million; and (2) pre- and post-judgment interest. On April 28, 2026, we and Mr. Mack filed a motion to dismiss the Amended Complaint. On October 26, 2026, the Court issued a Memorandum Opinion denying the motion to dismiss. On November 9, 2026, we and Mr. Mack filed our answer to the Amended Complaint. Discovery is ongoing. We and Mr. Mack intend to vigorously defend against the action.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc.	8-K	001-40237	3.1	3/17/2021
3.2	Amended and Restated Bylaws of Gain Therapeutics, Inc.	8-K	001-40237	3.2	3/17/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Gain Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on June 24, 2025.	8-K	001-40237	3.1	6/24/2025
10.1	Employment Agreement by and between the Company and Jeanette Weidner, effective October 28, 2026.	8-K	001-40237	10.1	10/28/2026
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the iXBRL document)

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

GAIN THERAPEUTICS, INC.
(Registrant)

November 10, 2026	By: /s/ Gene Mack
Date	Gene Mack
Chief Executive Officer (Principal Executive Officer)
November 10, 2026	By: /s/ Jeanette Weidner
Date	Jeanette Weidner
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)